Form 10-K
period 1994-12-31
LIPOSOME CO INC
filed 1995-03-21
CIK 786557

                 S E C U R I T I E S   A N D   E X C H A N G E
                              C O M M I S S I O N

                            Washington, D. C.  20549

                                F O R M   1 0 K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 3l, l994
                         Commission file number 0-14887

               T H E   L I P O S O M E   C O M P A N Y,   I N C.
             (Exact name of registrant as specified in its charter)

                        Delaware                       22-2370691
            -------------------------------        ------------------
            (State or other jurisdiction of           (IRS Employer
            incorporation or organization)          Identification No.)

           One Research Way, Princeton Forrestal Center, Princeton,
                              New Jersey,  08540
                     -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:(609) 452-7060
                                                   --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0l Par Value;
 Depositary Shares each representing 1/10 of a share of registrant's Series A -
                                     Nasdaq
              Cumulative Convertible Exchangeable Preferred Stock;
        Series A Cumulative Convertible Exchangeable Preferred - Nasdaq
                         Stock,  $.01 Par Value
                 ---------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X           No
                               -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1995, was approximately $11.50 based upon the last reported sales price of the registrant's Common Stock on the Nasdaq National Market.

At January 31, 1995 there were 24,018,309 shares of the registrant's Common Stock outstanding and 2,760,000 shares of registrant's Depositary Shares outstanding (representing 276,000 shares of Preferred Stock).


                      DOCUMENTS INCORPORATED BY REFERENCE

                      Document              Form l0-K Part
                      --------              --------------

     Proxy Statement for l995 Annual Meeting   Part III

                           THE LIPOSOME COMPANY, INC.
                         1994 ANNUAL REPORT - FORM 10-K


                               TABLE OF CONTENTS
                               -----------------

ITEM NO.                                                         PAGE
- ---------------------------------------------------------------  ----

Part I.........................................................     4

  1.      Business.............................................     4
          Overview/Business Strategy...........................     4
          Product Development..................................     6
          Manufacturing........................................    12
          Marketing Strategy...................................    13
          Human Resources......................................    13
          Product Liability....................................    13
          Patents and Proprietary Technology...................    14
          Governmental Regulation..............................    15
          Competition..........................................    16
          Executive Officers...................................    17
  2.      Properties...........................................    20
  3.      Legal Proceedings....................................    20
  4.      Submission of Matters to a Vote of Security Holders..    20

Part II........................................................    21

  5.      Market for the Registrant's Common Equity and Related
          Stockholder Matters..................................    21
  6.      Selected Financial Data..............................    22
  7.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................    23
  8.      Financial Statements and Supplementary Data..........    27

Part III.......................................................    28

 10.      Directors and Executive Officers of the Registrant...    28
 11.      Executive Compensation...............................    28
 12.      Security Ownership of Certain Beneficial Owners
          and Management.......................................    28
 13.      Certain Relationships and Related Transactions.......    28

Part IV........................................................    29

 14. Exhibits, Financial Statement Schedules and Reports on
      Form 8-K.................................................    29

                                     PART I
                                     ------

Item l.  Business
- -----------------

OVERVIEW/BUSINESS STRATEGY

  The Liposome Company, Inc. (the "Company") is a leading biotechnology company engaged in the discovery, development and, recently, the commercialization of proprietary lipid and liposome-based pharmaceuticals for the treatment, prevention and diagnosis of inadequately treated, life-threatening illnesses. The Company is currently launching its first product, amphotericin B lipid complex (ABLC (R) or, in Europe, Abelcet TM), which has been approved for marketing for certain indications in the United Kingdom and is the subject of marketing application filings in eighteen other countries. The Company expects to file a new drug application ("NDA") for ABLC (R) in the United States during 1995. In addition to ABLC (R)/Abelcet TM, the Company's other lead products are TLC D-99 and TLC C-53. TLC D-99, liposomal doxorubicin, is being developed in conjunction with Pfizer Inc. ("Pfizer") primarily as a first line treatment of metastatic breast cancer, and is undergoing Phase III clinical testing in the United States. The Company has completed a Phase II clinical trial for TLC C-53, liposomal prostaglandin E1, for the treatment of acute respiratory distress syndrome ("ARDS") and is preparing a protocol for a pivotal clinical trial of TLC C-53 for ARDS. In January, 1995, the Company commenced a Phase II clinical trial of TLC C-53 for the treatment of acute myocardial infarction ("AMI"), or heart attack.

  ABLC (R)/Abelcet TM, amphotericin B lipid complex, is for the treatment of systemic fungal infections, primarily in immunocompromised patients such as cancer chemotherapy patients, organ and bone marrow transplant recipients and people with AIDS. In February, 1995, the Company received approval from the Medicines Control Agency of the United Kingdom to market Abelcet TM as a first line treatment of cryptococcal meningitis and systemic cryptococcosis in patients with AIDS and for the treatment of severe systemic fungal infections in patients who have not responded to conventional amphotericin B, or to other systemic antifungal agents, or who have renal impairment or other contraindications to conventional amphotericin B. Over 1,300 patients worldwide had been treated with ABLC (R)/AbelcetTM through December, 1994. The Company expects to file its first NDA, for ABLC (R), for the second line treatment of aspergillosis (a severe systemic fungal infection) in the United States during 1995. There can be no assurance that any NDA filing by the Company will ultimately be approved by the U.S. Food and Drug Administration ("FDA").

  TLC D-99, liposomal doxorubicin, is targeted for the treatment of a variety of solid tumors, most importantly metastatic breast cancer. TLC D-99 is being jointly developed by the Company and Pfizer pursuant to an agreement entered into in 1990. The Company has completed three Phase II clinical trials testing TLC D-99 as a first line treatment of metastatic breast cancer. Two Phase III clinical trials commenced in December, 1994. In November, 1994, researchers from the M.D. Anderson Cancer Center presented results of one of the Phase II studies, where TLC D-99 was given in combination with cyclophosphamide and 5-fluorouracil to metastatic breast cancer patients. The researchers reported that, of the 41 patients in the trial, 29 were evaluable at that time. Of those 29 patients, there was an overall response rate of 69% (20 patients). Of these, 18 patients demonstrated a partial response (defined to include a reduction in tumor size of 50% or more), and two patients demonstrated a complete response.

  TLC C-53, liposomal prostaglandin E1 ("PGE1"), is for the treatment of severe acute inflammatory and vaso-occlusive conditions, including ARDS and AMI. Preclinical trials have shown favorable results with TLC C-53 in models of AMI and in models of systemic inflammatory response syndrome ("SIRS"), including endotoxemia and ARDS. The Company has completed a Phase II study of TLC C-53 for the treatment of ARDS and plans to initiate a pivotal study following discussions with the FDA. In January, 1995, the Company commenced a Phase II clinical trial of TLC C-53 versus a placebo, each in conjunction with t-PA, heparin and aspirin, for the treatment of heart attacks.

  The Company and Schering AG, Berlin ("Schering AG") entered into a collaborative research and development agreement with respect to TLC I-16, a non-ionic contrast agent for use in connection with CT scanning of the liver. TLC I-16 is currently in preclinical development. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

PRODUCT DEVELOPMENT

 The following table summarizes the principal product development activities of the Company:

                                                               WORLDWIDE
                                                               MARKETING
      PRODUCT       USE               STATUS(1)                 RIGHTS
      -------       ---               ---------                ---------
ANTI-INFECTIVE
ABLC(R)/AbelcetTM  Systemic Fungal
                   Infections           United Kingdom--        The Liposome Co.
                                         Marketing approval
                                         received(2)
                                        18 other countries--
                                         Marketing
                                         applications filed
                                        U.S.-- Expect to file
                                         NDA during 1995
CANCER
TLC D-99           Metastatic Breast    Phase III ongoing;      Pfizer(3)
                    Cancer               High dose Phase II
                                         ongoing

                   Kaposi's Sarcoma     Phase II ongoing        Pfizer(3)

TLC I-16           CT Imaging Agent     Preclinical             Schering AG
                    for Liver            development
                    Metastases

INFLAMMATION
TLC C-53           ARDS                 Phase II completed;     The Liposome Co.
                                         Pivotal clinical trial
                                         being planned

                  Sepsis/SIRS           Phase I completed;      The Liposome Co.
                                         Phase II to be
                                         initiated in 1995

TLC C-54          Inflammatory          Preclinical             The Liposome Co.
                  Conditions including   development
                  Rheumatoid Arthritis
                  and Systemic Lupus
                  Erythematosus

CARDIOPULMONARY
TLC C-53          AMI                   Phase II ongoing        The Liposome Co.

__________
(1) Preclinical development denotes work to refine product performance characteristics and studies relating to product composition, stability, scale-up, toxicity and efficacy to create a prototype formulation in preparation for the filing of an IND application with the FDA for authority to commence testing in humans (clinical studies).
     Phase I-III clinical trials denote safety and efficacy tests in human patients in accordance with FDA guidelines as follows:
     Phase I: Dosage and tolerance studies.
     Phase II: Detailed evaluations of safety and efficacy.
     Phase III: Larger scale evaluation of safety and efficacy potentially requiring larger patient numbers, depending on the clinical indication for which marketing approval is sought.
     See "Governmental Regulation."
(2) Marketing approval in the United Kingdom has been received for AbelcetTM as a first line treatment of cryptococcal meningitis and systemic cryptococcosis in patients with AIDS, for the treatment of severe systemic fungal infections in patients who have not responded to conventional amphotericin B or other systemic antifungal agents, and for patients who have renal impairment or other contraindications to conventional amphotericin B.
(3)  The Company has marketing rights in Japan.

  TECHNOLOGY

  The Company's products are based on its proprietary technology which employs liposomes or lipid complexes as either a vehicle to deliver an active therapeutic ingredient or as an active component of a drug. Liposomes are microscopic man-made spheres composed of lipids that can be engineered to entrap drugs or other biologically active molecules. In many cases, liposomal pharmaceuticals can provide better efficacy and less toxicity than might otherwise result from alternative therapies. In addition, the Company believes that it is developing the first product, TLC C-53, in which liposomes comprise active components of a pharmaceutical. It is anticipated that the Company's products will be administered through intravenous injection.


  PRODUCTS IN CLINICAL TRIALS

  The Company has three products in various stages of human clinical trials for multiple indications: ABLC(R)/AbelcetTM, TLC D-99 and TLC C-53.


  ABLC (R) (AbelcetTM in Europe)--Amphotericin B Lipid Complex
  ------------------------------------------------------------

  Systemic fungal infections are a major threat to those patients whose immune systems are compromised, such as cancer chemotherapy patients, organ and bone marrow transplant recipients and people with AIDS. The Company is developing ABLC(R) as a treatment for these fungal infections. Over 1,300 patients worldwide were treated with ABLC(R) in comparative and open-label clinical trials as well as in emergency use protocols through December, 1994.

  Amphotericin B is a broad spectrum polyene antifungal agent, which has been marketed for many years as a treatment for many systemic fungal infections, including candidiasis, cryptococcosis, aspergillosis and other yeast or mold infections. However, the utility of amphotericin B has been limited by its propensity to cause serious side effects, particularly to the kidney. The Company is developing ABLC(R), which consists of amphotericin B in a lipid complex and is designed to reduce the risk of toxicities associated with amphotericin B while maintaining at least equivalent efficacy.

  In June, 1994, the Company commenced two Phase III clinical trials for ABLC(R) in the U.S. The first trial is testing ABLC(R) as a treatment for patients with aspergillosis who are either refractory to or intolerant of conventional amphotericin B or who have renal impairment that precludes treatment with amphotericin B. The second is a randomized trial comparing ABLC(R) to conventional amphotericin B in the empiric treatment of presumed fungal infections in neutropenic patients.

  In October, 1994, investigators from the National Cancer Institute ("NCI"), the M.D. Anderson Cancer Center, the Children's National Medical Center and the
H. Lee Moffitt Cancer Center, in a poster presentation at the 34th Interscience Conference on Antimicrobial Agents and Chemotherapy, showed encouraging results in patients with systemic fungal infections receiving ABLC(R) who previously did not respond to, or who were intolerant of, existing antifungal therapy. In addition, patients who had suffered nephrotoxicity resulting from prior treatment with amphotericin B or who had preexisting renal impairment showed a statistically significant improvement in kidney function when placed on ABLC(R). The researchers concluded that ABLC(R) provided effective therapy in patients with invasive mycoses unresponsive to or intolerant of previous antifungal therapy, that ABLC(R) was well tolerated and that ABLC(R) was not associated with dose-limiting nephrotoxicity.

  Since December, 1993, the Company has filed applications to market ABLC(R)/Abelcet TM in nineteen countries. In February, 1995, the Company received approval to market amphotericin B lipid complex under the trademark AbelcetTM from the Medicines Control Agency of the United Kingdom. The indications for which AbelcetTM was approved were as a first line treatment of cryptococcal meningitis and systemic cryptococcosis in patients with AIDS and for the treatment of severe systemic fungal infections in patients who have not responded to conventional amphotericin B or to other systemic antifungal agents or who have renal impairment or other contraindications to conventional amphotericin B. The Company believes it may receive marketing approvals in additional countries during 1995 and in later years. In one of the foreign countries in which a marketing application for Abelcet TM has been filed, the Company has received a preliminary indication that the application may not be approved or that additional studies may be required as a condition of approval.


  The Company expects to file an NDA for ABLC (R) for the second line treatment of aspergillosis in the United States during 1995. The Company has not yet submitted an NDA in the United States, and no assurance can be given that with respect to the Company's NDA for ABLC(R) that it will be accepted for consideration, that it will be promptly reviewed, that the FDA will find the data submitted adequate or that it will ultimately be approved.

  The Company owns worldwide rights to manufacture and market ABLC(R). In 1985, the Company entered into a licensing and development agreement for ABLC(R) with the E.R. Squibb & Sons Company, now BMS. As of January 1, 1993, the Company reacquired these rights from BMS and assumed all financial responsibility for the development of ABLC(R). The Company has agreed to pay BMS a royalty on worldwide sales of ABLC(R)/AbelcetTM. The Company has also entered into a supply agreement with BMS for amphotericin B raw material, but is free to access alternate suppliers of such raw material, subject to regulatory constraints.


  TLC D-99
  --------

  The Company and Pfizer are jointly developing TLC D-99, a liposomal doxorubicin, for the treatment of a variety of solid tumors. The primary emphasis of the program has been to develop the drug as a first line treatment of metastatic breast cancer. Over 400 patients were enrolled in TLC D-99 clinical trials through December, 1994.

  One of the most widely-used chemotherapeutic drugs is doxorubicin, which is used in the treatment of many solid tumors, leukemias and lymphomas. Doxorubicin, in addition to the acute toxicities typical of chemotherapeutic drugs, can cause irreversible cardiac damage which is often the cumulative dose-limiting factor for anthracycline chemotherapeutic agents like doxorubicin. Virtually all anticancer drugs in typical doses can cause side effects such as emesis (vomiting), alopecia (hair loss), mucositis (inflammation of the mucous membranes) and myelosuppression (depletion of blood cells). The individual maximum dosage given to a patient is limited by these and other toxic side effects. One of the serious toxicities associated with doxorubicin is the necrosis (open sores and tissue damage) that will occur when free doxorubicin is accidentally injected into subcutaneous tissue rather than the vein (an extravasation event). During Phase I trials with TLC D-99, three episodes of extravasation took place, and no necrosis was observed.

  Preclinical studies indicate that, as compared to free doxorubicin, TLC D-99 has greatly reduced toxicity, including cardiotoxicity and mucositis. In a preclinical model, TLC D-99 was shown to deliver, at comparable doses, two to three times as much drug to the site of the tumor as compared to free doxorubicin. In addition, preclinical studies in standard tumor models comparing the use of TLC D-99 and free doxorubicin to treat leukemia and several solid tumors show a better tumor response and an increase in the survival period of the test animals receiving TLC D-99 as compared to free doxorubicin.

  The Company conducted Phase I human clinical testing of 38 patients at Roswell Park Memorial Institute, in Buffalo, New York. In this trial, TLC D-99 was less acutely toxic to the patients than would be expected with free doxorubicin at comparable doses.

  In December, 1992 and May, 1993, the Company completed patient accruals for two Phase II trials in patients with metastatic breast cancer; one was conducted at four hospitals associated with McGill University Hospital in Montreal, Canada and one was conducted at multiple sites in the United States. Data from these trials is being compiled and evaluated. In November, 1994, researchers from the M.D. Anderson Cancer Center presented results of a third Phase II study of TLC D-99 given in combination with cyclophosphamide, an anti-neoplastic agent, and 5-fluorouracil to metastatic breast cancer patients. The researchers reported that, of the 41 patients in the trial, 29 were evaluable at that time. Of those 29 patients, there was an overall response rate of 69% (20 patients). Of these, 18 patients demonstrated a partial response (defined to include a reduction in tumor size of 50% or more), and two patients demonstrated a complete response. The researchers also concluded that the encapsulation of doxorubicin appears to permit higher cumulative doses than would be expected with conventional doxorubicin because of the diminished cardiotoxicity.

  In December, 1994, two Phase III trials were commenced by Pfizer to test TLC D-99 as a first line treatment for patients with metastatic breast cancer. One trial compares TLC D-99 with conventional doxorubicin while the other compares a combination of TLC D-99 and cyclophosphamide, with doxorubicin and cyclophosphamide. The objective of each study is to show that TLC D-99, alone or in combination with cyclophosphamide, is as effective as conventional doxorubicin alone or in combination with cyclophosphamide, but that TLC D-99 is significantly safer, particularly with regard to cardiotoxicity. Each trial is expected to be conducted at twenty or more sites.

  The Company and Pfizer are also conducting trials using very high doses of TLC D-99 in combination with granulocyte colony--stimulating factor ("G-CSF"). As part of this program, the Company and the NCI have been conducting a Phase I trial at Dana-Farber Cancer Institute, in Boston, Massachusetts to test the safety and efficacy of increasing doses of TLC D-99 in combination with G-CSF. Preliminary results of this study were presented at the Seventh World Conference on Lung Cancer in June, 1994. Although the trial was primarily designed to test the safety of TLC D-99 in high doses, partial clinical responses (tumor reduction exceeding 50 percent) were recorded in three of twelve patients with non-small cell lung cancer, two of two patients with mesothelioma and three of four patients with small cell lung cancer. Non-small cell lung cancer and mesothelioma historically have a very low response rate to chemotherapy.

  In 1994, the Company commenced a Phase II clinical trial to test high doses of TLC D-99 as a treatment for metastatic breast cancer. The trial objective is to demonstrate superior efficacy and acceptable safety of very high doses of TLC D-99 as compared to what could be expected with conventional doxorubicin. Patients are currently being accrued in this trial. If results of this trial are positive, the Company expects to conduct a Phase III clinical trial of high doses of TLC D-99 to treat metastatic breast cancer. Additionally, a Phase II clinical trial to test TLC D-99 as a treatment for Kaposi's Sarcoma is ongoing.

  In November, 1990, the Company entered into a development and license agreement for TLC D-99 with Pfizer. Pfizer is funding the development and clinical trials of the product. The Company received a payment upon signing the agreement with Pfizer and is entitled to be reimbursed quarterly in advance of expenditures, based on an agreed-upon annual budget, for virtually all of its costs to be incurred in connection with product development and clinical testing, to receive payments upon reaching certain milestones, and to receive royalty payments with respect to product sales. The agreement has no fixed term and is terminable at any time upon notice by Pfizer, in which event

Pfizer would be responsible for reimbursement of the Company's expenses for up to a six-month period following termination and all rights to the product would return to the Company. The Company has all rights to market TLC D-99 in Japan.



  TLC C-53
  --------

  The Company is developing TLC C-53, liposomal PGE/1/, for the treatment of a variety of severe acute inflammatory conditions and vaso-occlusive diseases. TLC C-53 is the first product known to the Company in which liposomes comprise active components of a pharmaceutical.

  Anti-inflammatory Applications.   Many disease conditions are believed to be
the result of a complex cascade of events leading to the uncontrolled activation of certain cells in the body: neutrophils, platelets and endothelial cells. These cells, once activated, adhere to each other and to certain other cells, thus perpetuating, and in some instances leading to, a pathological enhancement of the inflammatory response.

  When the body receives an insult, such as infection, massive trauma or heart attack, cells can release into the blood a variety of chemical agents or mediators including interleukin-1 ("IL-1"), tumor necrosis factor ("TNF"), and others. When any of these mediators encounters certain types of cells in the body such as neutrophils (cells that circulate in the bloodstream) or endothelial cells (cells that form the lining of the blood vessels), these cells may become activated. When neutrophils and endothelial cells are activated they can then adhere to each other as part of the normal inflammatory response. In some patients, the normal process of activation continues unchecked and an inflammatory condition known as SIRS, including ARDS and sepsis, may result.

  SIRS is an often fatal condition that includes subsets of conditions such as ARDS and sepsis. It stems from a variety of severe insults including trauma, burns, aspiration and hyperoxia. Clinically, patients exhibit abnormalities in body temperature, heart and respiratory rate and white blood cell count. The condition is often associated with development of failure of several body organs. In ARDS the organ which fails is the lung. Clinically, white opacities are seen in the lung fields on radiological examination, reflecting the congestion of the lung air spaces with fluid that has leaked through capillaries that had been damaged by mediators of inflammation released by the activated neutrophils. Forty to sixty percent of the approximately 150,000 patients in the United States annually afflicted with ARDS die because the lungs become so full of fluid that oxygen can no longer be transported with efficiency into the blood. There is currently no satisfactory therapy for ARDS.

  Sepsis is the systemic response to infection. In sepsis, a somewhat similar if not identical process of abnormal activation of neutrophils and other cells which circulate in the bloodstream occurs. This process is responsible for the failure of a number of body organs including the lungs, the kidneys, the liver and the brain, often resulting in death.

  TLC C-53 appears to function as a unique "universal off-switch" that not only prevents neutrophils from being activated by IL-1, TNF, and other factors, but also may deactivate these cells even after they have been activated. By inhibiting neutrophils in this way, TLC C-53 is believed to prevent abnormal cellular adhesion which in turn prevents the release of the mediators of inflammation, such as oxygen free radicals and lysosomal enzymes.

  In 1990, the Company commenced preclinical development of TLC C-53, including efficacy tests with TLC C-53 in preclinical models of ARDS and AMI. In two animal models of ARDS tested at The Webb-Waring Lung Institute, one of the leading ARDS research centers in the United States, it was shown that TLC

C-53 could significantly prevent the leakage of fluid into the lung. In 1992, the Company filed an IND with the FDA and started Phase I safety trials in healthy volunteers in the United States and in Europe.

  During 1994, the Company conducted a Phase II trial of TLC C-53 as a treatment for ARDS. Results of the 25 patient randomized, placebo controlled trial were presented at the Society of Critical Care Medicine's 24th Educational and Scientific Symposium in February, 1995. The investigators concluded that in patients with ARDS, TLC C-53 was associated with statistically significant improvement in oxygenation (the ability of the lungs to transmit oxygen into the bloodstream) at three days, increased lung compliance (an indirect measure of lung function), and decreased dependency of patients on mechanical ventilation. The investigators also concluded that TLC C-53 was well tolerated.

  Cardiovascular Applications.   The factors discussed above that activate
neutrophils and endothelial cells also activate platelets, a type of blood cell that, among other functions, plays a key role in blood clotting. Platelets are also activated when they contact the cells that line the arteries, which can often occur during coronary angioplasty. Once activated, platelets adhere to each other (called aggregation) as well as to endothelial cells and the extracellular matrix. In some patients, myocardial wall damage may occur after the coronary arteries have been opened by the infusion of t-PA. This so-called "reperfusion injury" is believed to be initiated by activation of neutrophils.

  TLC C-53, in addition to inhibiting neutrophils, is believed to inhibit platelet aggregation. This combination of drug effect may hold promise for more patients with AMI to achieve complete patency (reopening of the coronary arteries) following treatment with t-PA and may also allow a faster clot to lysis time. It also holds the potential for reducing reperfusion injury and subsequent cardiac damage.

  In November, 1994, the Journal of the American College of Cardiology published results from preclinical studies of TLC C-53 conducted by Dr. Richard Smalling, Professor and Co-Director of the University of Texas Medical School's Division of Cardiology. In a canine model of heart attack, Dr. Smalling showed that treatment with TLC C-53 just prior to administration of the clot-dissolving agents streptokinase and heparin, resulted in faster reopening of the blocked blood vessels that caused the attack. Additionally, the arteries opened more fully, blood flow to heart tissue was improved, and there was less damage to the heart when TLC C-53 was given, compared with placebo.

  At year-end 1994, the Company started a Phase II randomized, placebo controlled trial to evaluate TLC C-53 as an adjunct to t-PA in the treatment of heart attacks. In the trial, patients will receive either TLC C-53 or a placebo in addition to t-PA, heparin and aspirin. The first patient was enrolled in January, 1995 at the Hermann Hospital and the Texas Medical Center in Houston, Texas.


 OTHER PRODUCTS UNDER DEVELOPMENT

  The Company is also developing other liposome based products that are in earlier stages of development. These include:


  TLC I-16
  --------

  The Company has conducted basic research on an innovative technology for making liposomes called interdigitation fusion. The first product produced by this new process is a liposome-encapsulated non-ionic iodine-based contrast agent, TLC I-16. The Company is developing TLC I-16 with Schering AG. TLC I-16 contains a high concentration of the contrast agent, allowing it to be effectively used for CT scanning of the liver and may provide a more sensitive technique for the detection of tumor metastases. Preclinical studies conducted at Brigham and Women's Hospital in Boston have shown that the Company's product can permit greatly enhanced CT images of the liver and spleen over longer periods of time.

  In December, 1990, the Company entered into an agreement with Schering AG (the "Schering Agreement") for the development, testing, manufacturing, and marketing of TLC I-16. The Schering Agreement, as amended, provides for the co-development of TLC I-16 by the Company and Schering AG. It also provides that, upon commercialization, the Company is to manufacture and Schering AG is to market and sell TLC I-16 worldwide. Schering AG will also provide certain development funding, make payments upon the achievement of certain milestones and pay royalties on worldwide product sales.

  TLC C-54
  --------

  The Company is developing TLC C-54, a liposomal PGE1 distinct and different from TLC C-53, for use in the treatment of auto-immune diseases such as rheumatoid arthritis and systemic lupus erythematosus. TLC C-54 is currently undergoing preclinical testing.


  TLC A-60
  --------

  TLC A-60 is a unique, patented liposomal vaccine adjuvant designed to boost the protective effect of vaccines against various diseases. In January, 1992, Wyeth-Ayerst and the Company signed an agreement under which Wyeth-Ayerst began the development of a liposomal influenza vaccine with TLC A-60. During 1994, Wyeth-Ayerst conducted Phase I and Phase II clinical trials of the vaccine. In March, 1995, Wyeth-Ayerst advised the Company that it intends to return its rights to TLC A-60 to the Company. The Company has not yet reviewed the results from Wyeth-Ayerst's Phase II trials, but, based on its current understanding, will consider seeking another corporate sponsor to develop TLC A-60 as an adjuvant for an influenza vaccine. No assurance can be given that such a corporate sponsor relationship will be entered into.


  RESEARCH PROGRAMS

  The Company is conducting research in the areas of cancer and inflammation and has an in vitro and in vivo screening facility, including cell lines and a mouse xenograft capability to support its cancer research. Its inflammation research is directed towards the discovery and development of new and improved anti-inflammatory agents. The Company is also conducting research on liposomal prostaglandins for other indications.


MANUFACTURING

  The Company has constructed and validated a multiproduct manufacturing facility at its Princeton site. This facility has been designed to have the capacity to manufacture supplies for the ABLC (R), TLC D-99, and TLC C-53 clinical trial programs and for future products using similar manufacturing processes. The Company also expects to use this facility to manufacture initial commercial supplies of ABLC (R). This facility has been approved by the Medicines Control Agency of the United Kingdom for the manufacture of Abelcet TM for sale in that country. This approval is also acceptable to regulatory authorities in other European Union ("EU") countries. However, approval by the FDA of the manufacture of products in the Princeton facility will be required prior to commercial sales in the United States.

  In July, 1992, the Company purchased a manufacturing facility in Indianapolis, Indiana, for the commercial production of certain of the Company's products and has begun the renovation of this facility. The refitting of this facility and the purchase, installation and validation of substantial additional processing equipment at an aggregate cost of approximately $11,000,000 to $13,000,000 will be necessary before any production can commence. Approval by the FDA in the United States, or regulators in other countries in which sales are to be made, of the manufacture of products in the Indianapolis facility will be required prior to commercial sales.

  The Company also has a validated, sterile liposome manufacturing pilot plant at its headquarters. The Company believes that its current facilities and staff are adequate for the manufacture of preclinical and clinical supplies of its products, and for the production of quantities of Abelcet TM to satisfy initial commercial demand, but may not be capable of producing quantities of product sufficient to satisfy demand when ABLC (R) is fully commercialized.

  The Company has several patented or proprietary processes for the manufacture, handling, loading and drying of liposomes.


MARKETING STRATEGY

  The Company has established an office in London, England with a small sales force which the Company believes is appropriate for the marketing and sale of AbelcetTM in the United Kingdom. The Company may collaborate with third parties in the marketing, sales and distribution of its products in some or all of the European markets. The Company intends to develop its own sales and marketing capabilities in the United States to market ABLC (R) and certain other of the Company's products if and when approved by the FDA.


HUMAN RESOURCES

  At December 31, 1994, the Company had 217 full-time employees, 30 of whom hold Ph.D. degrees and four of whom hold M.D. degrees or foreign equivalent. Of these employees, 159 are engaged in research, development, clinical development and manufacturing activities and 58 in marketing and administration.

  The Company considers its relations with its employees to be excellent. None of its employees is covered by a collective bargaining agreement. The Company attempts to offer competitive compensation and fringe benefits programs.


PRODUCT LIABILITY

  The testing, manufacturing and marketing of the Company's proposed products will entail risk of product liability claims. Such risks exist with respect to products being tested in human clinical trials, as well as products that may be tested, manufactured or marketed. The Company has obtained insurance of $10,000,000 against the risk of product liability. However, there can be no assurance that such coverage will be adequate to cover claims, that the Company will be able to maintain or increase its current insurance coverage or that adequate insurance will be available on acceptable terms. Although the Company has obtained, and will continue to seek to obtain, indemnification agreements from pharmaceutical companies that may commercialize products based on the Company's technologies, there can be no assurance that current or future corporate sponsors, if any, would be willing fully to indemnify the Company, or would be sufficiently insured.

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company's policy is to protect aggressively its proprietary technology, and the Company considers the protection of such rights to be important to its business. In addition to seeking United States patent protection for many of its inventions, the Company files patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of its foreign business. As of December 31, 1994, the Company had 54 United States patents as well as 372 foreign counterpart patents, and currently has 62 United States patent applications and 734 foreign counterpart patent applications (including designated countries filed under patent treaties) pending. Patents issued and applied for cover inventions including new types of liposomes and their preparation, processes for the therapeutic application of liposomes, lipid purification, lipid based delivery systems and product compositions. The Company has acquired and licensed proprietary technology from universities, research organizations and other companies in return for payments and continuing royalty obligations. The Company has obtained patents in the United States for inventions which may be employed with respect to ABLC (R), TLC D-99 and TLC C-53 and has patent applications pending in Europe and Japan for such inventions. The Company has been awarded patents and has patent applications pending for inventions which may be employed with respect to these and other products in various selected countries, as well.

  On June 23, 1992, the Company filed suit against Vestar, Inc. ("Vestar"), in the United States District Court for the District of Delaware, alleging that Vestar violated United States Patent number 4,229,360 (the "360 Patent") covering the dehydration of liposomes, which the Company acquired from the Battelle Institute. The Company asserted that Vestar's product AmBisome infringed claims of the 360 Patent. Vestar counterclaimed, alleging that the 360 Patent was invalid and that there was no infringement. In December, 1994, judgment was entered in favor of Vestar, and the Company has determined not to pursue an appeal from that judgment. The Company does not rely on the 360 Patent as the primary means of protection for any of its products currently in development.

  On May 17, 1993, Vestar filed suit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that one of the Company's patents (U.S. Patent No. 4,880,635, the "635 Patent") was invalid, unenforceable and not infringed by Vestar's AmBisome product. The Company filed a request for reexamination of the 635 Patent in July, 1993, and requested a stay of Vestar's suit pending completion of the reexamination process. The court granted a stay, which remains in force, as the reexamination proceeds. The Company does not intend to rely on the 635 Patent as the primary means of protection for any of its products currently in development.

  Other public and private institutions, including universities, may have filed applications for, or have been issued, patents with respect to technology potentially useful or necessary to the Company. The scope and validity of such patents, the extent to which the Company may wish or need to acquire licenses under such patents, and the cost or availability of such licenses, are currently unknown.

  The Company also intends to rely on unpatented trade secrets and proprietary know-how and continuing technological innovation to maintain and develop its commercial position. The Company has entered into confidentiality agreements with its employees, consultants and advisors, and corporate sponsors.

GOVERNMENTAL REGULATION

  Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's products and in its ongoing research and development activities. In order to test clinically, to produce and to market products for human therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed.

  The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical tests, (ii) submission to the FDA of an application for an IND which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to the FDA of an NDA with respect to drugs or a Product License Application ("PLA") with respect to biologics, which applications are not automatically accepted by the FDA for consideration, and
(v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practice as appropriate for production.

  The Company has as yet not submitted an NDA in the United States, and no assurance can be given that with respect to the Company's NDA for ABLC (R) that it will be accepted for consideration, that it will be promptly reviewed, that the FDA will find the data submitted adequate or that it will ultimately be approved.

  Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for dosage and tolerance. Phase II involves detailed evaluation of safety and efficacy. Phase III trials consist of larger scale evaluation of safety and efficacy and may require larger patient numbers, depending on the clinical indication for which marketing approval is sought.

  The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further postmarketing testing. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Also, the FDA may require postmarketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these postmarketing programs may prevent or limit the further marketing of the products.

  Sales of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country. In the EU, the general trend has been toward coordination of common standards for clinical testing of new drugs, leading to changes in various requirements imposed by each EU country. Generally, the level of regulation in the EU and other foreign jurisdictions is somewhat less comprehensive and burdensome than regulation in the United States, but there are differences and, in some respects, foreign regulations may be more burdensome than FDA requirements. The time required to obtain regulatory approval from the comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA approval.

  In addition, the Company is and may be subject to regulation under state and federal law regarding occupational safety, laboratory practices, the use and handling of radioisotopes, environmental protection and hazardous substance control and to other present and possible future local, state, federal and foreign regulation.


COMPETITION

  Competition in the pharmaceutical field generally, and in the liposome and lipid industries in particular, is intense and is based on such factors as product performance, safety, patient compliance, ease of use, price, physician acceptance, marketing, distribution and adaptability to various modes of administration. Technological competition may be based on the development of alternative products and approaches aimed at the treatment, diagnoses or prevention of the same diseases as the Company's products.

  Competition from other companies will be based on scientific and technological factors, the availability of patent protection, the ability to commercialize technological developments, the ability to obtain government approval for testing, manufacturing and marketing and the economic factors resulting from the use of those products, including their price. There are many companies, both public and private, including well-known pharmaceutical and chemical companies, many of which have greater capital resources than the Company, which are seeking to develop lipid and liposome based products as well as products based on other drug-delivery technologies for therapeutic, diagnostic and vaccine applications.

  The Company is aware that other companies are developing lipid based or liposomal amphotericin B products. One such company has been selling a liposomal amphotericin B in certain European countries, including the United Kingdom, for approximately four years. Another has received approval during 1994 to market its product, and its licensee is currently marketing such product, in the United Kingdom and in the Republic of Ireland. No approvals have been granted to market any such liposomal amphotericin B products in the United States.

  Another company is developing a liposomal doxorubicin product for the treatment of Kaposi's Sarcoma and certain types of cancer. An advisory committee of the FDA has voted to recommend that the FDA grant accelerated approval, with certain qualifications, for this product for treatment of Kaposi's sarcoma where other agents have failed. No approvals have yet been granted for this product in the United States.

  Other groups active in the field include colleges, universities, and public and private research institutions which are becoming more active in seeking patent protection. These institutions have also become increasingly competitive in recruiting personnel from a limited number of scientists and technicians.

EXECUTIVE OFFICERS

  Information with respect to the executive officers of the Company furnished by them as of February 15, 1995 is set forth below:

NAME                                AGE               POSITION
- ----------------------------------  ---  -----------------------------------

Charles A. Baker                     62  Chairman of the Board, President,
                                         Chief Executive Officer and Director

Edward G. Silverman                  41  Executive Vice President and
                                         Chief Operating Officer

James A. Boyle, M.D., Ph.D.          58  Senior Vice President, Medical
                                         and Regulatory Affairs

Brooks Boveroux                      51  Vice President, Finance, Chief
                                         Financial Officer and Treasurer

Ralph del Campo                      44  Vice President, Manufacturing
                                         Operations

Carol J. Gillespie                   49  Vice President, General Counsel and
                                         Secretary

David S. Gordon, M.D.                53  Vice President, U.S. Clinical
                                         Research

Andrew S. Janoff, Ph.D.              46  Vice President, Research

George G. Renton                     42  Vice President, Human Resources

Spiro G. Rombotis                    36  Vice President, International
                                         Operations

Donald D. Yarson                     41  Vice President, Sales and Marketing


     CHARLES A. BAKER was named Chairman of the Board, President and Chief Executive Officer of the Company in December, 1989. Just prior to joining the Company he was a business development and licensing advisor to several small biotechnology companies. Mr. Baker served in several capacities in senior management at Squibb Corporation (now Bristol-Myers Squibb Company), including the positions of Group Vice President, Squibb Corporation and President, Squibb International. He also held various senior executive positions at Abbott Laboratories and Pfizer Inc. Mr. Baker received an undergraduate degree from Swarthmore College and a J.D. degree from Columbia University. Mr. Baker also serves as a director of Regeneron Pharmaceuticals, Inc., a neuroscience Company.

  EDWARD G. SILVERMAN was named Executive Vice President and Chief Operating Officer in November, 1993. Since joining the Company in September, 1989, he has held various positions in the Company, including Senior Vice President, Strategic Operations, Vice President, Strategic Planning and Business Development and Executive Director, Marketing and Sales. Prior to joining the Company, Mr. Silverman was Product Director, Gastrointestinal Products at Smith Kline & French Laboratories. From 1976 to 1987, he held a variety of sales, marketing and strategic planning positions at G. D. Searle & Co., Ciba-Geigy and Adria Laboratories. Mr. Silverman holds a B.A. degree in biology from the University of Pennsylvania (1974).

  JAMES A. (TONY) BOYLE, M.D., Ph.D., joined the Company as Senior Vice President, Medical and Regulatory Affairs in August, 1994. Prior to joining the Company, Dr. Boyle was employed by G.D. Searle and Co. from 1986 to 1994 where he held several positions including Vice President, Medical Relations and Vice President, Corporate Medical and Scientific Affairs. Previously, he held senior clinical research positions at Serono Laboratories, Warner Lambert and Pfizer. Dr. Boyle received his M.D. degree (U.K. equivalent) from Glasgow University in 1960 and his Ph.D. degree (U.K. equivalent) in Medicine in 1967. He is Board Certified (U.K. equivalent) in Internal Medicine and Endocrinology.

  BROOKS BOVEROUX joined the Company as Vice President, Finance, Chief Financial Officer and Treasurer in September, 1993. Prior to joining the Company, Mr. Boveroux was Chief Financial Officer at ImClone Systems, Inc. (1992-1993) and Bio-Technology General Corp. (1990-1992). From 1986 to 1990, he was the Chief Financial Officer of Biogen, Inc. In addition, he has held a variety of management positions at Allied-Signal Inc., PepsiCo, Inc. and Citibank, N.A. Mr. Boveroux holds an A.B. degree from Hamilton College (1965) and an M.B.A. from the Wharton Graduate Division of the University of Pennsylvania (1967).

  RALPH DEL CAMPO joined the Company in March 1994 as Vice President, Manufacturing Operations. Between 1993 and 1994, he was Senior Vice President, Operations of Melville Biologics, a subsidiary of The New York Blood Center. His prior experience includes positions at Schering Plough Corporation and, from 1977 to 1993, Bristol-Myers Squibb where he had several positions of increasing responsibility including Senior Director, Pharmaceutical Operations and Vice President, Facilities Administration. Mr. del Campo received a B.S. degree in Chemical Engineering from Newark College and an MBA in Pharmaceutical Marketing from Farleigh Dickinson University.

  CAROL J. GILLESPIE joined the Company as Vice President, General Counsel and Secretary in February, 1995. From 1983 until joining the Company, she held several positions at Syntex Corporation, most recently as its Vice President, Secretary and Associate General Counsel. Prior to joining Syntex, she was associated with MSI Data Corporation, a data processing company, ITT Corporation and Gibson, Dunn & Crutcher, a Los Angeles law firm. Ms. Gillespie received an A.B. degree in Political Science from the University of California, Berkeley
(1967), a Master of International Affairs from Columbia University School of International Affairs (1969) and a J.D. degree from the University of California School of Law, Berkeley (1972).

  DAVID S. GORDON, M.D., joined the Company as Vice President, U.S. Clinical Research in March, 1993. From November, 1990 until joining the Company, Dr. Gordon was director of Biotech Clinical Research-Hematology/Oncology at R.W. Johnson Pharmaceutical Research Institute. He held a variety of professorships at Emory University School of Medicine, including Professor of Medicine Hematology/Oncology. Dr. Gordon also was employed at the Centers for Disease Control, last serving as Director of the Immunology Division. Dr. Gordon received his BSE in Chemical Engineering from Princeton University in 1963 and his M.D. from the University of Colorado School of Medicine in 1967. He also was a Fellow in Medical Oncology at Stanford University. Dr. Gordon is board certified in internal medicine and oncology.

  ANDREW S. JANOFF, Ph.D., joined the Company in 1981 and has been Vice President, Research since January, 1993. Prior to joining the Company, Dr. Janoff held joint appointments as Research Fellow in Pharmacology at Harvard Medical School and Research Fellow in Anesthesia at the Massachusetts General Hospital. Dr. Janoff holds a B.S. degree in biology from The American University, Washington, D.C. (1971) and M.S. and Ph.D. degrees in biophysics from Michigan State University (1977 and 1980, respectively).

  GEORGE G. RENTON joined the Company in August, 1994 as Vice President, Human Resources. From 1985 until joining the Company, he was employed by the American Cyanamid Company in several positions, including Director, Personnel, Research and Development of the Lederle Laboratories Division. Earlier, he held several positions at New York University Medical Center. Mr. Renton was awarded a B.S. degree in Education from the State University of New York at

Cortland (1975) and an M.S. degree in Industrial/Labor Relations from Cornell University and Baruch College (1985).

  SPIRO G. ROMBOTIS joined the Company as Vice President, International Operations in May, 1993. Since 1988, Mr. Rombotis held a variety of business and marketing positions at Bristol-Myers Squibb Company, most recently as Vice President of Operations, Pharmaceuticals, Central & Eastern Europe. From 1985 to 1988, he served as Marketing Manager, Europe at Centocor, Inc. Mr. Rombotis received a B.A. from Williams College in 1981 and an M.B.A. from Northwestern University in 1985.

  DONALD D. YARSON joined the Company as Vice President, Marketing and Sales in March, 1995. From 1993 until 1995, he was President of TriGenix, Inc., a contract sales, marketing and reimbursement organization. He was Director of Marketing for Genzyme Corporation from 1991 to 1993, and before that he was with Genentech Inc. for over four years, serving most recently as Senior Product Manager for Protropin (human growth hormone). He has also held sales and marketing positions with Ciba Geigy. Mr. Yarson received a B.S. degree from Sacred Heart University in 1975.

Item 2.  Properties
- -------------------

  The Company leases space in all of one and a portion of two other facilities in Princeton, New Jersey and owns a manufacturing facility in Indiana.

  The Company currently leases a building of approximately 50,000 square feet that houses its scientific laboratories, manufacturing facilities and certain offices in the Princeton Forrestal Center located near Princeton, New Jersey. During 1994, the Company renegotiated the lease to provide for a longer initial term, together with certain renewal options, a reduced initial lease rate, and a change in structure to a triple net lease in exchange for the Company granting to the lessor a Letter of Credit for $1,000,000. The new lease, with an initial term of twelve years, commenced January 1, 1995, and the Company has options to renew for up to an additional ten years. Lease payments for the year ended December 31, 1994 totaled approximately $828,000. Future lease payments are subject to certain contractual escalations. The Company also leases approximately 23,500 square feet of office space also located in the Princeton Forrestal Center. This lease commenced March 1, 1993, with an initial lease term of ten years. The Company may terminate this lease at the end of the fifth year. Lease payments for this lease for the year ended December 31, 1994 totaled approximately $486,000. In January, 1995, the Company entered into a three year lease for approximately 13,200 square feet of office/warehouse space near its corporate offices. The Company also rents office space in London, England.

  In July, 1992, the Company purchased a pharmaceutical manufacturing facility of approximately 55,000 square feet located on 26 acres of land located in Indianapolis, Indiana. The Company has begun to refurbish and equip certain portions of the facility. See "Manufacturing" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

Item 3.  Legal Proceedings
- --------------------------

  The Company is engaged in various litigation proceedings none of which is believed to be material. Recent intellectual property litigation is described under "Business-Patents and Proprietary Technology".


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

  Not applicable.

                                    PART II
                                    -------

Item 5.      Market for Registrant's Common Equity and Related Stockholder
- -------      -------------------------------------------------------------
Matters
- -------

  (a) Market Information

  The Company's Common Stock is traded on the Nasdaq National Market System under the symbol LIPO. The following table sets forth for the periods indicated the high and low sale price for the Common Stock:

                                                HIGH     LOW
                                               -------  ------

     1994
       4th Quarter...........................   10.750   6.375
       3rd Quarter...........................    8.125   4.750
       2nd Quarter...........................    6.500   4.875
       1st Quarter...........................    7.750   5.875

     1993
       4th Quarter...........................    8.875   5.625
       3rd Quarter...........................    7.625   5.125
       2nd Quarter...........................    9.500   6.500
       1st Quarter...........................   12.500   7.500

     (b)      Holders

     At January 31, 1995, there were approximately 1,480 stockholders of record of the Company's Common Stock.

     (c)      Dividends

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on the Company's Common Stock in the foreseeable future. The declaration and payment of Common Stock dividends, if any, is within the discretion of the Board of Directors and will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements, and general business conditions.

Item 6.  Selected Financial Data
- --------------------------------

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ending December 31, 1994. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                               YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                                  1994        1993       1992       1991       1990
                                               ----------  ----------  ---------  ---------  ---------
                                                      (in thousands, except per share figures)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
 Collaborative research and development
  revenues...................................  $   5,831    $  4,877   $  5,767   $  5,938   $  3,734
 Licensing and other fees....................         50         541        312        319      2,668
 Interest and investment income, net.........      4,559       7,624      4,810      2,575        669
                                               ---------    --------   --------   --------   --------
  Total revenues.............................     10,440      13,042     10,889      8,832      7,071
                                               ---------    --------   --------   --------   --------
 Research and development expenses...........     31,713      25,072     15,000      9,326      8,598
 General and administrative expenses.........     12,072      10,193      5,488      3,586      3,164
 Interest expense............................        308         254         76          6         14
 Other expenses..............................         --          --         --         --        300
                                               ---------    --------   --------   --------   --------
  Total expenses.............................     44,093      35,519     20,564     12,918     12,076
                                               ---------    --------   --------   --------   --------
 Net loss....................................    (33,653)    (22,477)    (9,675)    (4,086)    (5,005)
 Preferred Stock dividends...................     (5,348)     (5,348)        --         --         --
                                               ---------    --------   --------   --------   --------
 Net loss applicable to Common Stock.........  $ (39,001)   $(27,825)  $ (9,675)  $ (4,086)  $ (5,005)
                                               =========    ========   ========   ========   ========
 Net loss per share applicable to Common
  Stock......................................     $(1.64)     $(1.18)     $(.43)     $(.22)     $(.35)
                                               =========    ========   ========   ========   ========
 Weighted average number of common
  shares outstanding.........................     23,850      23,536     22,384     18,221     14,226
                                               =========    ========   ========   ========   ========

                                                               YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                    1994        1993       1992       1991       1990
                                               ---------    --------   --------   --------   --------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
 Cash and marketable securities(1)...........  $  72,157    $119,743   $ 76,399   $ 45,678   $  7,668
 Working capital.............................     51,746     102,139     71,910     43,604      5,306
 Total assets................................     93,196     139,632     92,756     50,803     11,007
 Total long-term liabilities.................      5,917       7,696      2,986        607        658
 Accumulated deficit.........................   (108,859)    (75,206)   (52,729)   (43,054)   (38,968)
 Total stockholders' equity(2)...............  $  78,353    $122,347   $ 83,200   $ 46,861   $  7,435

___________
(1) Includes restricted cash of $4,880 and $4,748 in 1994 and 1993, respectively. See Note 1 of Notes to Consolidated Financial Statements.
(2) In 1993, the Company adopted the provisions of Financial Accounting Standard 115 "Accounting for Certain Investments in Debt and Equity Securities." The effect of this adoption was to increase Total stockholders' equity by $650 in 1993 and reduce Total stockholders' equity by $5,033 in 1994.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

OVERVIEW

  The Company is a leading biotechnology company engaged in the discovery, development and, recently, the commercialization of proprietary lipid and liposome-based pharmaceuticals for the treatment, prevention and diagnosis of inadequately treated, life-threatening illnesses. The Company is currently launching its first product, amphotericin B lipid complex (ABLC(R) or, in Europe, AbelcetTM), which has been approved for marketing for certain indications in the United Kingdom and is the subject of marketing application filings in eighteen other countries. The Company expects to file an NDA for ABLC(R) in the United States during 1995. In addition to ABLC(R)/AbelcetTM, the Company's other lead products are TLC D-99 and TLC C-53. TLC D-99, liposomal doxorubicin, is being developed in conjunction with Pfizer primarily as a first line treatment of metastatic breast cancer, and is undergoing Phase III clinical testing in the United States. The Company has completed a Phase II clinical trial for TLC C-53 for the treatment of ARDS and is preparing a protocol for a pivotal clinical trial of TLC C-53, liposomal prostaglandin E1, for ARDS. In January, 1995, the Company commenced a Phase II clinical trial of TLC C-53 for the treatment of AMI, or heart attack. The Company and Schering AG entered into a collaborative research and development agreement with respect to TLC I-16, a non-ionic contrast agent for use in connection with CT scanning of the liver. TLC I-16 is currently in preclinical development. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

RESULTS OF OPERATIONS

 Revenues

  Total revenues for the year ended December 31, 1994 were $10,440,000, a decrease of $2,602,000 or 20.0% as compared to the year ended December 31, 1993. Revenues in 1993 were $13,042,000, an increase of $2,153,000 or 19.8% compared to the 1992 level. The primary components of revenues for the Company are collaborative research and development activities, interest and investment income, and licensing and other fees. These components can increase or decrease significantly based on the number and amount of research collaborations, including the achievement of developmental milestones, the initiation of new licensing agreements and, in the case of interest and investment income, the level of cash balances available for investment and the rate of interest earned on such investments.

  Collaborative research and development revenues were $5,831,000 for 1994, which was $954,000 or 19.6% higher than 1993 revenues. Collaborative research and development revenues were $4,877,000 for 1993, which was $890,000 or 15.4% lower than 1992. The Company earned substantially all of its collaborative research and development revenues from two corporate sponsors in 1994 and 1993 and three sponsors in 1992. In January, 1993, the Company reacquired the worldwide rights to ABLC(R) from Bristol-Myers Squibb ("BMS"), a former corporate sponsor. The Company assumed the responsibilities and funding for clinical development, manufacturing and marketing of ABLC(R). The financial impact of the reacquisition was the absence of research and development reimbursements from BMS in 1993 and 1994. Through January, 1995, the Company filed marketing applications for ABLC(R)/AbelcetTM in eighteen countries and in June, 1994, began Phase III clinical trials in the United States for the drug. During February, 1995, the Company received approval to market AbelcetTM in the United Kingdom for certain indications. During 1992, the Company completed work under a research agreement related to a certain diagnostic product with Schering AG; additional work under an amended research agreement with Schering AG began in the third quarter of 1993 and continued through 1994.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

  Licensing and other fees were $50,000, $541,000 and $312,000 for 1994, 1993 and 1992, respectively. The change in this category from 1992 to 1994 was directly related to an agreement with Wyeth-Ayerst for TLC A-60, a liposomal vaccine adjuvant which required payments as follows: $250,000 in 1992, $500,000 in 1993 with no payment being scheduled in 1994. Wyeth-Ayerst recently advised the Company that it is no longer pursuing development of TLC A-60 and that it intends to return all rights to the Company.

  Interest and investment income for the years ended December 31, 1994, 1993, and 1992 was $4,559,000, $7,624,000, and $4,810,000, respectively. Interest and investment income in 1994 decreased by $3,065,000 or 40.2% from 1993. Interest and investment income in 1993 was $2,814,000 or 58.5% greater than that in 1992. During the first quarter of each of 1993 and 1992 the Company raised capital through the sale of equity securities. Net proceeds to the Company from these sales were $65,735,000 and $44,603,000, respectively. No significant amounts of capital were raised during 1994. Fluctuations in interest and investment income are primarily due to the significant changes in the level of cash balances the Company has available for investment as a result of these financings. The Company expects that interest and investment income in 1995 will be substantially less than that reported in 1994 due to the anticipated lower level of cash and securities in its portfolio.


 Expenses

  Total expenses for 1994 of $44,093,000 increased $8,574,000 or 24.1% compared to 1993. Total expenses of $35,519,000 for 1993 increased $14,955,000 or 72.7%
compared to 1992. The increase in expenses for each year reflects the greater funding required to support the clinical study programs of its lead proprietary products as these products progress through late-stage trials, and the expansion of the Company's research and development efforts.

  Research and development expenses accounted for 71.0% of the expense increase from 1992 to 1994, while general and administrative and interest expenses accounted for the remainder. At year-end 1992, the Company's efforts were focused on research and pharmaceutical development using a small organization to support early stage clinical trial activities. During 1993, the Company significantly expanded its capability to design and monitor clinical trials, both in the U.S. and internationally and also added internal capabilities in biostatistics and regulatory affairs. During 1994, the Company continued to strengthen these activities and developed an internal manufacturing organization capable of producing clinical and commercial material and began to establish an international sales and marketing organization.

  Research and development expenses of $31,713,000 for 1994 increased $6,641,000 or 26.5% over 1993. The primary components of this increase were the costs related to ABLC(R)/AbelcetTM, TLC C-53 and TLC D-99, reflecting higher expenditures associated with the Company's products progressing to late stages of development; increased staffing levels to support the new manufacturing facility located in Princeton, which began operations in early 1994; and the expansion of the Company's medical, regulatory, and biostatistical departments to develop and conduct increased clinical trial activity. As in prior years, costs associated with the development of TLC D-99 were reimbursed by Pfizer under the terms of a licensing agreement, signed in 1990. In February, 1994, the Company announced that it had suspended further development of Maitec(R), its liposomal gentamicin product, in order to focus its resources on its other products.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

  Research and development expenses of $25,072,000 for 1993 increased $10,072,000 or 67.1% over 1992. The significant part of the increase was related to assuming the on-going development costs of ABLC(R) that were previously incurred by BMS. All rights to ABLC(R) were reacquired from BMS in January 1993. The 1993 increase also included the expansion of preclinical studies for TLC C-53 and clinical study programs of Maitec(R), TLC C-53, and TLC D-99. The Company also increased research and development staff including medical, regulatory, biostatistical, manufacturing and scientific personnel to support the preclinical and clinical study programs.

  General and administrative expenses in 1994 were $12,072,000, an increase of $1,879,000 or 18.4% over 1993. The primary component of the increase was costs associated with the start up of the international sales and marketing operations in anticipation of launching the Company's first product, amphotericin B lipid complex, using the trademark AbelcetTM. By year-end 1994, the Company had filed applications to market AbelcetTM in seventeen countries, and approval to market in the United Kingdom was received in February, 1995.

  General and administrative expenses in 1993 were $10,193,000, an increase of $4,705,000 or 85.7% over 1992. The main reason for the increase was the cost associated with litigation brought by the Company for patent infringement. The court found in favor of the defendant, and the Company has decided not to appeal. The balance of the increase was due to the expansion of various administrative functions consistent with the growth of the Company.

  The Company expects both its research and development expenses and its general and administrative expenses to continue to increase as it pursues the clinical development of its products, launches AbelcetTM in the United Kingdom and prepares for future potential marketing approvals in other European countries.

  Interest expense for 1994 was $308,000 compared to $254,000 for 1993. The increase of $54,000 in interest expense was primarily due to a sale-leaseback agreement that funded machinery and construction costs within the Princeton manufacturing facility. This capital lease arrangement was initiated in 1993 and completed in early 1994. The increase in 1993 versus 1992 of $178,000 was due to the 1992 acquisition of a 55,000 square foot manufacturing facility in Indianapolis, Indiana, which was partially funded by a mortgage-backed note payable.


 Preferred Stock Dividends

  In January 1993, the Company completed the issuance of 2,760,000 Depositary Shares representing 276,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock with a cumulative dividend of 7.75%. The Company has declared and paid dividends of $5,348,000 on such Preferred Stock annually during 1993 and 1994. These dividends are included as part of the Company's net loss applicable to Common Stock and net loss per share of Common Stock.


 Net Loss, Net Loss Applicable to Common Stock and Net Loss Per Share of Common Stock

  The net loss of $33,653,000 for 1994 increased by $11,176,000 or 49.7%
compared to 1993. This increase in net loss was due to the increase in total expenses of $8,574,000, in conjunction with a decrease in total revenues of $2,602,000. The net loss applicable to Common Stock was $39,001,000 in 1994 and $27,825,000 in 1993 as a result of the operational factors discussed above and the declaration of $5,348,000 of Preferred Stock dividends in each year. The net loss per common share increased by $.46 per share to $1.64 per share for 1994. The total loss per share of $1.64 comprises $.23 for Preferred Stock dividends and the remainder, $1.41, for the current year net loss.

  The net loss of $22,477,000 for 1993 increased by $12,802,000 or 132% compared to 1992. This increase in net loss was due to the increase in total expenses of $14,955,000, partially offset by an increase in total revenues of $2,153,000. The net loss applicable to Common Stock was $27,825,000 in 1993 compared to $9,675,000 in 1992. The increase was due to the operational factors discussed above and inclusion in 1993 of $5,348,000 in Preferred Stock dividends. The 1993 net loss per common share increased by $.75 per share to $1.18 per share. The increase is attributable to the $5,348,000 of Preferred Stock dividends, or $.23 per share, and the balance is due to the increase in net loss of $.52 per share.

  Liquidity and Capital Resources
  -------------------------------

  The Company had $72,157,000 in cash reserves as of December 31, 1994. The cash reserves include cash and cash equivalents of $2,369,000, short-term investments of $55,487,000, long-term investments of $9,421,000 and restricted cash of $4,880,000. The cash reserves decreased $47,586,000 from 1993 due to the use of funds for operations, capital acquisitions, Preferred Stock dividend payments and a current market value adjustment to investments to comply with the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cumulative effect at December 31, 1994 of SFAS No. 115 was a net unrealized loss of $5,033,000. In connection with certain financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $20,000,000. The Company invests its excess cash in a diversified portfolio of high-grade marketable and United States Government-backed securities.

  During 1994, cash used by operations increased to $32,407,000 as compared to $18,948,000 in 1993. The 1994 change in cash used was primarily due to the increase in net loss versus 1993 combined with the increase in other current assets and the reduction in accounts payable. This was partially offset by increases in depreciation and amortization, along with accrued expenses. Funding required for operating activities during 1994 was derived from existing cash balances and the sales of investments as well as from corporate sponsors, interest income, and the exercise of stock options. Plant acquisitions decreased in 1994 compared to 1993, reflecting the completion of the expansion of the clinical research and manufacturing facilities begun in 1993. The Company expects to make renovations costing between approximately $11,000,000 to $13,000,000 at the Indianapolis facility.

  At December 31, 1994, the Company had approximately $101,412,000 of operating loss carryforwards, $2,860,000 of research and development credit carryforwards and $45,000 of investment tax credit carryforwards. These carryforwards expire in the years 1996 through 2009. The timing and manner in which these losses are used may be limited as a result of certain ownership changes that occurred pursuant to Internal Revenue Service regulations under Section 382.

  The Company expects to finance its operations from, among other things, the proceeds received from payments under research and development agreements, interest earned on investments, liquidation of certain investments and product sales. Funds may also be provided to the Company by leasing arrangements for capital expenditures and from the licensing of its products. The Company expects to fund Preferred Stock dividends from existing cash reserves. The Company believes that its available cash and marketable securities, revenues from research and development contracts and interest income will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

  Reference is made to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flow, Notes to Consolidated Financial Statements, and Independent Accountants Report appearing in Item l4(a) of this Form l0-K.


Item 9.  Disagreements on Accounting and Financial Disclosure
- -------------------------------------------------------------

  None.

                                    PART III
                                    --------


Item l0.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

  Information required under this Item relating to executive officers of the Company is included in a separate item captioned "Executive Officers" contained in Part I of this report. Information required under this Item relating to the directors of the Company will be contained in the Company's Proxy Statement for the l995 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item ll.  Executive Compensation
- --------------------------------

  Information required under this Item will be contained in the Company's Proxy Statement for the l995 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l2.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

  Information required under this Item will be contained in the Company's Proxy Statement for the l995 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l3.  Certain Relationships and Related Transactions
- --------------------------------------------------------

  Information required under this Item will be contained in the Company's Proxy Statement for the l995 Annual Meeting, the relevant portions of which are incorporated herein by reference.

                                    PART IV
                                    -------


Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)  l.  Financial Statements
         --------------------

   Consolidated financial statements listed in the accompanying index are filed herewith.

   2.  Exhibits
       --------

   See Exhibit Index included elsewhere in this Report.

(b)  Reports on Form 8-K
     -------------------

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                         Index to Financial Statements
                         -----------------------------

                           (Item l4(a)1 [and 14(a)2)]

                                                            Page
                                                            ----

Consolidated Financial Statements
- ---------------------------------
Report of independent accountants...........................  31

Consolidated balance sheets at December 3l, l994 and l993...  32

Consolidated statements of operations for each of the
  three years in the period ended December 3l, l994.........  33

Consolidated statements of stockholders' equity for each
  of the three years in the period ended December 3l, l994..  34

Consolidated statements of cash flows for each of the
  three years in the period ended December 3l, l994.........  35

Notes to consolidated financial statements..................  36


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Liposome Company, Inc.:



  We have audited the consolidated balance sheets of The Liposome Company, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Liposome Company, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities.



Princeton, New Jersey
February 2, 1995

                                                        Coopers & Lybrand L.L.P.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                         DECEMBER 31
                                                                    ---------------------
                                                                       1994       1993
                                                                    ----------  ---------
                       ASSETS
Current assets:
   Cash and cash equivalents......................................  $   2,369   $  4,670
   Short-term investments.........................................     55,487    105,531
   Accounts receivable............................................      1,618        635
   Inventories....................................................        748        214
   Prepaid expenses...............................................        419        657
   Other current assets...........................................         31         21
                                                                    ---------   --------
     Total current assets.........................................     60,672    111,728
Long-term investments.............................................      9,421      4,794
Plant and equipment, net..........................................     17,686     17,767
Restricted cash...................................................      4,880      4,748
Intangibles, net..................................................        537        595
                                                                    ---------   --------
     Total assets.................................................  $  93,196   $139,632
                                                                    =========   ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................  $   1,112   $  3,197
   Accrued expenses and other current liabilities.................      4,698      3,131
   Current obligations under capital leases.......................      1,476      1,444
   Current obligations under note payable.........................        303        303
   Preferred Stock dividends payable..............................      1,337      1,337
   Unearned contract income and other fees........................         --        177
                                                                    ---------   --------
     Total current liabilities....................................      8,926      9,589

Long-term obligations under capital leases........................      4,126      5,602
Long-term obligations under note payable..........................      1,791      2,094
                                                                    ---------   --------
     Total liabilities............................................     14,843     17,285
                                                                    ---------   --------
Stockholders' equity:.............................................
   Capital stock:
     Preferred Stock, par value $.01; 2,400,000 authorized;
        276,000 shares of Series A Cumulative Convertible
        Exchangeable Preferred Stock outstanding (liquidation
        preference of $69,000,000)................................          3          3
     Common Stock, par value $.01; 60,000,000 shares authorized;
        23,982,849 and 23,705,434 shares issued and outstanding...        240        237
Additional paid-in capital........................................    192,003    196,655
Net unrealized investment (loss)/gain.............................     (5,033)       650
Foreign currency translation adjustment...........................         (1)         8
Accumulated deficit...............................................   (108,859)   (75,206)
                                                                    ---------   --------
          Total stockholders' equity..............................     78,353    122,347
                                                                    ---------   --------
          Total liabilities and stockholders' equity..............  $  93,196   $139,632
                                                                    =========   ========

                            See accompanying notes.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share figures)

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                            1994       1993      1992
                                                        --------   --------   -------

Collaborative research and development revenues.......  $  5,831   $  4,877   $ 5,767
Licensing and other fees..............................        50        541       312
Interest and investment income, net...................     4,559      7,624     4,810
                                                        --------   --------   -------
     Total revenues...................................    10,440     13,042    10,889
                                                        --------   --------   -------
Research and development expenses.....................    31,713     25,072    15,000
General and administrative expenses...................    12,072     10,193     5,488
Interest expenses.....................................       308        254        76
                                                        --------   --------   -------
     Total expenses...................................    44,093     35,519    20,564
                                                        --------   --------   -------
     Net loss.........................................   (33,653)   (22,477)   (9,675)
Preferred Stock dividends.............................    (5,348)    (5,348)       --
                                                        --------   --------   -------
Net loss applicable to Common Stock...................  $(39,001)  $(27,825)  $(9,675)
                                                        =========  =========  ========
Net loss per share applicable to Common Stock.........    $(1.64)    $(1.18)    $(.43)
                                                        =========  =========  ========
Weighted average number of common shares outstanding..    23,850     23,536    22,384
                                                        =========  =========  ========

                            See accompanying notes.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands except share figures)

                                      Shares                     Additional
                                    Preferred    Common     Par    Paid-in                 Accumulated   Stockholders'
                                      Stock      Stock     Value   Capital      Other         Deficit       Equity
                                    ---------  ----------  -----  ---------  ------------  --------------  ---------
Balance, December 3l, 1991........         --  19,666,023   $197  $ 89,729       $   (11)      $ (43,054)  $ 46,861
Issuance of stock:
 For cash.........................         --   3,450,000     35    44,568            --              --     44,603
 To 401K plan.....................         --       6,075     --        72            --              --         72
 For product rights...............         --      46,582     --       600            --              --        600
Exercise of stock options.........         --     309,730      3       718            18              --        739
Net loss for 1992.................         --          --     --        --            --          (9,675)    (9,675)
                                    ---------  ----------   ----  --------       -------       ---------   --------
Balance, December 3l, 1992........         --  23,478,410   $235  $135,687       $     7       $ (52,729)  $ 83,200
                                    =========  ==========   ====  ========       =======       =========   ========
Issuance of stock:
 For cash.........................    276,000          --      3    65,732            --              --     65,735
 To 401K plan.....................         --      24,390     --       182            --              --        182
Exercise of stock options.........         --     202,634      2       402            --              --        404
Dividends on Preferred Stock......         --          --     --    (5,348)           --              --     (5,348)
Net unrealized investment gain....         --          --     --        --           650              --        650
Foreign currency translation
 adjustment.......................         --          --     --        --             1              --          1
Net loss for 1993.................         --          --     --        --            --         (22,477)   (22,477)
                                    ---------  ----------   ----  --------       -------       ---------   --------
Balance, December 31, 1993........    276,000  23,705,434   $240  $196,655       $   658       $ (75,206)  $122,347
                                    =========  ==========   ====  ========       =======       =========   ========
Issuance of stock:
 To 401K plan.....................         --      31,254     --       196            --              --        196
Exercise of stock options.........         --     246,161      3       500            --              --        503
Dividends on Preferred Stock......         --          --     --    (5,348)           --              --     (5,348)
Net unrealized investment (loss)..         --          --     --        --        (5,683)             --     (5,683)
Foreign currency translation
 adjustment.......................         --          --     --        --            (9)             --         (9)
Net loss for 1994.................         --          --     --        --            --         (33,653)   (33,653)
                                    ---------  ----------   ----  --------       -------       ---------   --------
Balance, December 31, 1994........    276,000  23,982,849   $243  $192,003       $(5,034)      $(108,859)  $ 78,353
                                    =========  ==========   ====  ========       =======       =========   ========


                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Year Ended December 31,
                                                        -----------------------------------------------
                                                                  1994               1993       1992
                                                        ------------------------  ----------  ---------
Cash flows from operating activities:
 Net loss.............................................                 $(33,653)  $ (22,477)  $ (9,675)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization.......................                    3,145       1,622        798
  Issuance of stock for product rights................                       --          --        600
  Other...............................................                      196         222        166
  Changes in assets and liabilities:
    Accounts receivable...............................                     (983)       (542)        20
    Inventory.........................................                     (534)       (170)         9
    Prepaid expenses..................................                      238         455       (796)
    Other current assets..............................                      (11)        341     (1,096)
    Accounts payable..................................                   (2,195)        880      1,452
    Accrued expenses and
      other current liabilities.......................                    1,567       1,423        613
    Unearned contract income and other fees...........                     (177)       (702)      (631)
                                                                       --------   ---------   --------

 Net cash used by operating activities................                  (32,407)    (18,948)    (8,540)
                                                                       --------   ---------   --------

Cash flows from investing activities:
 Purchases of short and long-term investments.........                  (38,284)   (205,982)   (97,361)
 Sales of short and long-term investments.............                   78,019     170,057     69,029
 Restricted cash......................................                     (132)     (4,748)        --
 Purchases of property, plant and equipment...........                   (2,896)     (7,651)    (9,817)
 Payments on employee receivable notes................                       --          10         20
                                                                       --------   ---------   --------

  Net cash provided/(used) by investing
  activities..........................................                   36,707     (48,314)   (38,129)
                                                                       --------   ---------   --------

Cash flows from financing activities:
 Net proceeds from issuance of stock..................                       --      65,735     44,603
 Exercises of stock options...........................                      503         404        721
 Stockholder receivables..............................                       --          --         18
 Receipt of proceeds from note payable................                       --          --      2,800
 Principal payments under note payable................                     (303)       (302)      (101)
 Receipt of proceeds from capital lease obligations...                       --       7,496         --
 Principal payments under capital lease obligations...                   (1,444)       (450)       (18)
 Preferred Stock dividend payments....................                   (5,348)     (4,011)        --
                                                                       --------   ---------   --------

  Net cash (used)/provided by financing
  activities..........................................                   (6,592)     68,872     48,023
                                                                       --------   ---------   --------

Effects of exchange rate changes on cash..............                       (9)          1         --
                                                                       --------   ---------   --------

Net (decrease)/increase in cash and cash equivalents..                   (2,301)      1,611      1,354

Cash and cash equivalents at beginning of year........                    4,670       3,059      1,705
                                                                       --------   ---------   --------

Cash and cash equivalents at end of year..............                 $  2,369   $   4,670   $  3,059
                                                                       ========   =========   ========


                            See accompanying notes.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


BUSINESS:

  The Liposome Company, Inc. (the "Company") is a leading biotechnology company engaged in the discovery, development and, recently, the commercialization of proprietary lipid and liposome-based pharmaceuticals for the treatment, prevention and diagnosis of inadequately treated, life-threatening illnesses. The Company is currently launching its first product, amphotericin B lipid complex (ABLC(R) or, in Europe, AbelcetTM), which has been approved for marketing for certain indications in the United Kingdom and is the subject of marketing application filings in eighteen other countries. The Company expects to file an NDA for ABLC(R) in the United States during 1995. In addition to ABLC(R)/AbelcetTM, the Company's other lead products are TLC D-99 and TLC C-53. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment of metastatic breast cancer. TLC C-53, liposomal prostaglandin E1, is being developed for the treatment of acute respiratory distress syndrome and acute myocardial infarction. The Company is also developing a contrast agent for CT scanning and has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.


CONSOLIDATED FINANCIAL STATEMENTS:

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.


REVENUE RECOGNITION AND UNEARNED CONTRACT INCOME:

  Payments for collaborative research and development are generally received in advance and are recognized as revenue, ratably, as the research and development is performed. Licensing fees, royalty and hurdle payments are recognized in the period earned.

  The Company has entered into various collaborative research and development contracts. The Company earned substantially all of its research and development revenues from two corporate sponsors in 1994 and 1993, and three in 1992. Corporate sponsors who contributed 10% or more of the Company's total revenues, pursuant to collaborative agreements and licensing and other fees as reported in the statements of operations, in any year were as follows:

 CORPORATE SPONSORS      1994        1993        1992
- --------------------  ----------  ----------  ----------
A...................  $       --  $       --  $  600,000
B...................   4,694,000   4,497,000   4,579,000
C...................   1,116,000     333,000     500,000


RESEARCH AND DEVELOPMENT EXPENSES:

  The research and development expenses of the Company, which are expensed as incurred, include those efforts related to collaborative research and development agreements, development of the Company's proprietary products and general research. The expenses include, but are not limited to, medical, biostatistical, regulatory, manufacturing and scientific support costs.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION:

  Building and building improvements, furniture and fixtures, automobiles, and machinery and equipment are depreciated by the straight-line method over their estimated useful lives ranging from three to twenty years. Leasehold improvements and machinery and equipment under capital leases are amortized by the straight-line method over the lesser of their estimated useful lives or the terms of the related leases. Purchased patents are amortized by the straight-line method over their life as determined by the country of issuance. The Company reviews the realizability of the patents on a quarterly basis.


CASH EQUIVALENTS:

  The Company considers all highly liquid investments with maturities of three months or less as cash equivalents.


INVESTMENTS:

  Short-term investments represent marketable securities available for current operations, all of which have been classified as available for sale, while long-term investments represent marketable securities available for expected capital acquisitions. These investments, which are all investment grade, are stated at market value of the portfolio.

  On December 31, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires certain investments in debt and equity securities to be reported at current market value. Prior to 1993 investments were carried at the lower of cost or market.

  For the years ended December 31, 1994 and 1993, investment income includes gross realized gains of $150,000 and $765,000, respectively. At December 31, 1994 and 1993, investments included gross unrealized gains of $7,000 and $845,000 and losses of $5,040,000 and $195,000, respectively. The fair values of debt securities maturing within one year and after one year but less than 5 years, amounted to $5,954,000 and $57,148,000, respectively.

RESTRICTED CASH:

  The Company has entered into certain financing arrangements that require the issuance of letters of credit that are partially secured by certain securities. The aggregate amount of these securities are segregated and identified as restricted cash. The Company is also required to maintain minimum cash balances in connection with these financings.

NET LOSS PER SHARE APPLICABLE TO COMMON STOCK:

  Net loss per share applicable to Common Stock is computed based on the weighted average of the Common Stock shares outstanding. Common Stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive.

RECLASSIFICATION:

  Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

2. STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

  In January 1993, the Company completed an offering of 2,760,000 Depositary Shares, each of which represents one-tenth of a share of Series A Cumulative Convertible Exchangeable Preferred Stock carrying a 7 3/4% dividend rate. The liquidation value is $25.00 per Depositary Share, plus accrued and unpaid dividends. Each Depositary Share is convertible at any time into shares of the Company Common Stock at a conversion price of $12.85 per share of Common Stock, which is equivalent to a conversion rate of 1.9455 shares of Common Stock for each Depositary Share. 5,369,580 shares of Common Stock are reserved for such conversion. The proceeds to the Company were $66,240,000 net of underwriter fees. Additional stock issuance costs, including professional, registration, filing and printing fees of approximately $505,000 were incurred in connection with this offering.

PREFERRED STOCK DIVIDENDS:

  During 1994 and 1993, the Board of Directors of the Company declared the quarterly cash dividends on the Series A Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Dividend payments in 1994 and 1993 totaled $5,348,000 and $4,011,000, respectively. An additional dividend payment of $1,337,000 was paid on January 16, 1995 to stockholders of record on January 2, 1995.

COMMON STOCK:

  In March 1992, the Company completed the sale of 3,450,000 shares of Common Stock. Proceeds from the stock sale were $44,954,000 net of underwriter fees. Additional stock issuance costs, including professional, registration, filing and printing fees of approximately $351,000 were incurred in connection with the sale.


3.   STOCK OPTION PLANS:

  The Company has several stock option plans available for the issuance of incentive stock options and non-qualified stock options ("NQSO"). These options are designed to attract and retain key employees, directors and consultants. As of December 31, 1994, the Company had outstanding grants of 4,226,105 shares and 1,455,808 shares available for grants, totaling 5,671,913 shares of Common Stock reserved for stock option grants.

  Options are granted at fair market value. These options generally become exercisable in ratable installments over a five-year period. Options under the 1991 Non-Employee Directors NQSO Plan ("Directors' Plan") are automatically granted upon appointment to the Board of Directors and annually on July 1 of each year to such non-employee Directors. Such initial grants vest over a five year period and subsequent annual grants vest in one year. Activity under all stock option plans for 1992, 1993 and 1994 is summarized as follows:

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


                                                                     NUMBER OF
                                                                       SHARES                      PRICE RANGE PER SHARE
                                                                   -------------               -------------------------------
Outstanding December 31, 1991...................                      2,737,080
Granted.........................................                        705,275                     $ 7.875  -   $     22.75
Exercised.......................................                       (309,730)                        .85  -          9.75
Forfeited.......................................                        (45,535)                       1.25  -         22.75
                                                                      ---------

Outstanding December 31, 1992...................                      3,087,090
Granted.........................................                      1,243,470                        5.75  -         11.75
Exercised.......................................                       (202,634)                        .75  -         3.625
Forfeited.......................................                       (261,339)                     1.0625  -         16.50
                                                                      ---------

Outstanding December 31, 1993...................                      3,866,587
Granted.........................................                      1,042,320                        5.75  -       10.1875
Exercised.......................................                       (246,161)                      2.036  -          8.00
Forfeited.......................................                       (436,641)                        .85  -         21.25
                                                                      ---------

Outstanding at December 31, 1994................                      4,226,105
                                                                      =========

Exercisable at December 31, 1994................                      2,141,990                     $   .85  -   $     21.25
                                                                      =========

4.   PROPERTY, PLANT AND EQUIPMENT:

                                                  Property, plant and equipment consists of the following:

                                                                                                       1994             1993
                                                                                                    -------      -----------
   Building and building improvements...........                                                    $ 2,778,000  $ 2,771,000
   Land and land improvements...................                                                        423,000      423,000
   Automobiles..................................                                                         12,000       12,000
   Furniture and fixtures.......................                                                      1,574,000      814,000
   Machinery and equipment......................                                                      9,070,000    8,172,000
   Leasehold improvements and other.............                                                      4,597,000    3,870,000
   Construction in process......................                                                      2,269,000    1,682,000
   Machinery and equipment under capital lease..                                                      7,496,000    7,496,000
                                                                                                     ----------  -----------
   Total property, plant and equipment..........                                                     28,219,000   25,240,000
   Less: Accumulated depreciation and
     amortization...............................                                                    (10,533,000)  (7,473,000)
                                                                                                    ------------ -----------
   Net property, plant and equipment............                                                    $17,686,000  $17,767,000
                                                                                                    -----------  -----------

5.   INVENTORIES:

  The components of inventory are as follows:

                        1994      1993
                      --------  --------
     Raw Materials..  $611,000  $214,000
     Supplies.......   137,000    --  --
                      --------  --------
                      $748,000  $214,000
                      ========  ========

6.   COMMITMENTS AND CONTINGENCIES:

Operating Leases:

  Total rental expense for property, plant and equipment was approximately $1,618,000, $1,139,000, and $739,000 for 1994, 1993 and 1992, respectively.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

  The Company's future minimum lease payments under noncancelable operating leases at December 31, 1994 are as follows:

               1995.................  $1,326,000
               1996.................   1,289,000
               1997.................   1,252,000
               1998.................     753,000
               1999.................     568,000
               2000 and thereafter..   4,596,000
                                      ----------
                    Total...........  $9,784,000
                                      ==========


CAPITAL LEASES:

  On July 1, 1993 the Company entered into an agreement which provided for equipment lease financing. As of December 31, 1994, the Company had received a total of $7,496,000 under the lease financing agreement in sale-leaseback refinancings outstanding against this arrangement. The sale-leaseback refinancings are secured by $3,748,000 in standby letters of credit provided under a letter of credit agreement which is secured by AAA rated securities owned by the Company. The Company is required to maintain a minimum balance of $20,000,000 in cash and marketable securities, including those securities securing the letters of credit in connection with the lease financing.

  The following is a schedule by year of future minimum payments under capital leases together with the present value of the minimum lease payments and the capital lease portion of certain classes of property as of December 31, 1994:

            1995...................................  $ 1,584,000
            1996...................................    1,584,000
            1997...................................    1,584,000
            1998...................................    1,084,000
            1999...................................           --
                 2000 and thereafter...............           --
                                                     -----------
       Total minimum lease payments................    5,836,000
       Less: Amount representing interest..........     (234,000)
                                                     -----------
       Present value of minimum lease payments.....  $ 5,602,000
                                                     ===========

CLASSES OF PROPERTY:

       Machinery...................................  $ 4,205,000
       Leasehold improvements......................    3,291,000
                                                     -----------
       Total machinery and leasehold improvements..    7,496,000
       Less: Accumulated amortization..............   (2,058,000)
                                                     -----------
       Net machinery and leasehold improvements....  $ 5,438,000
                                                     ===========

7.   LONG-TERM DEBT:

  On July 24, 1992, The Liposome Manufacturing Company, Inc., a wholly-owned subsidiary of The Liposome Company, Inc., entered into a mortgage-backed note to partially fund the purchase of a pharmaceutical manufacturing facility in Indianapolis, Indiana. The principal will be paid in equal installments of $25,225 each month plus accrued interest. The note payments will be completed on November 1, 2001. The interest rate, based on the prime rate plus 1/2%, has a floor and ceiling of 6% and 10%, respectively. The note is guaranteed by The Liposome Company, Inc. and the mortgage lending institution is holding a $1,000,000 AAA rated security owned by The Liposome Company, Inc. as collateral for the note. The Company is required to maintain a minimum balance of $10,000,000 in cash and marketable securities, including those securities securing the letter of credit in connection with the financing.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

  The Liposome Manufacturing Company's principal repayment obligations as of December 31, 1994 are as follows:

               1995...................................            $303,000
               1996...................................             303,000
               1997...................................             303,000
               1998...................................             303,000
               1999...................................             303,000
               2000 and thereafter....................             579,000
                                                                  --------
               Subtotal...............................           2,094,000
               Less: Current portion..................            (303,000)
                                                                  --------
               Total..................................          $1,791,000
                                                                ==========

8.   SUPPLEMENTAL INFORMATION:

ACCRUED EXPENSES:
  The components of accrued expenses are as follows:

                                                                   1994        1993
                                                               -----------  ----------
          Accrued expenses for preclinical
               and clinical programs..................         $ 2,068,000  $1,527,000
          Accrued legal fees..........................             344,000     235,000
          Accrued wages and vacation..................             433,000     585,000
          Other.......................................           1,853,000     784,000
                                                               -----------  ----------
          Total.......................................         $ 4,698,000  $3,131,000
                                                               ===========  ==========

STATEMENT OF CASH FLOW:

                                                          1994      1993        1992
                                                        --------  --------  ----------
     Supplemental disclosure of cash
      flow information:
     Cash paid during the year for
      interest........................................  $310,000  $251,000  $   66,000
                                                        ========  ========  ==========


9.   INCOME TAXES:

  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax debits due to the uncertainty of realization. The increase in the valuation allowance for the year ended December 31, 1994 was $16,050,000.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

          Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities at December 31, 1994 are as follows:

                                               DEFERRED        DEFERRED
                                              TAX ASSETS    TAX LIABILITIES
                                             -------------  ---------------
     Depreciation..........................  $    517,000                --
     Net unrealized investment loss........     1,711,000                --
     State taxes (net of Federal benefit)..     5,533,000                --
     Amortization..........................       709,000                --
     Net operating losses--Federal.........    34,480,000                --
     Other.................................       355,000                --
     Tax credits...........................     2,905,000                --
                                             ------------                --
     Subtotal..............................    46,210,000                --
                                             ------------                --
     Valuation allowance--Federal..........   (40,677,000)               --
     Valuation allowance--State............    (5,533,000)               --
                                             ------------                --
       Total deferred taxes................  $          0                $0
                                             ============                ==

     At December 31, 1994, the Company had approximately $101,412,000 of net operating loss carryforwards, $45,000 of investment tax credit carryforwards, and $2,860,000 of research and development credit carryforwards. These carryforwards expire in the periods 1996 through 2009. The timing and manner in which these losses are used may be limited as a result of certain ownership changes which occurred as provided by IRS Regulations under Section 382.

                  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

10.   SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED):

  Summarized quarterly financial data (in thousands of dollars, except for per share) for the years ended December 31, 1994, and 1993 is as follows:

                                                                 QUARTER
                                                 ----------------------------------------
                                                  FIRST     SECOND     THIRD     FOURTH
                                                 --------  --------  ---------  ---------
1994
- ----
Total revenues.................................  $ 3,036   $ 2,941   $  2,446   $  2,017
Total expenses.................................    9,874    11,084     11,127     12,008
                                                 -------   -------   --------   --------
Net loss.......................................   (6,838)   (8,143)    (8,681)    (9,991)
Preferred stock dividends......................   (1,337)   (1,337)    (1,337)    (1,337)
                                                 -------   -------   --------   --------
Net loss applicable to Common Stock............  $(8,175)  $(9,480)  $(10,018)  $(11,328)
                                                 =======   =======   ========   ========
Net loss per share applicable to Common Stock..  $  (.34)  $  (.40)  $   (.42)      (.48)
                                                 =======   =======   ========   ========

                                                                QUARTER
                                                 ---------------------------------------
                                                  FIRST    SECOND     THIRD      FOURTH
                                                 -------   -------   --------   --------
1993
- ----
Total revenues.................................  $ 2,847   $ 3,556   $  3,480   $  3,159
Total expenses.................................    6,354     7,220     10,797     11,148
                                                 -------   -------   --------   --------
Net loss.......................................   (3,507)   (3,664)    (7,317)    (7,989)
Preferred Stock dividends......................   (1,337)   (1,337)    (1,337)    (1,337)
                                                 -------   -------   --------   --------
Net loss applicable to Common Stock............  $(4,844)  $(5,001)  $ (8,654)  $ (9,326)
                                                 =======   =======   ========   ========
Net loss per share applicable to Common Stock..  $  (.21)  $  (.21)  $   (.37)  $   (.39)
                                                 =======   =======   ========   ========


                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 21st day of March, 1995.

                            THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                            By:    /s/  Charles A. Baker
                                 -----  ----------------
                                      Charles A. Baker

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 21st day of March, 1995 on behalf of the Registrant and in the capacities indicated.

/s/  Charles A. Baker        Chairman of the Board, Chief Executive Officer
- ---------------------        Officer and Director (Chief Executive Officer)
     Charles A. Baker

/S/  Edward G. Silverman     Executive Vice President and Chief
- ------------------------     Operating Officer
     Edward G. Silverman


/S/  Brooks Boveroux         Vice President Finance, Chief Financial
- --------------------         Officer and Treasurer
     Brooks Boveroux


/S/  Dennis A. Rodrigues     Controller (Chief Accounting Officer)
- ------------------------
     Dennis A. Rodrigues


/S/  James G. Andress        Director
- ---------------------
     James G. Andress


/S/  Morton Collins          Director
- -------------------
     Morton Collins


/S/  Stuart Feiner           Director
- ------------------
     Stuart Feiner


/S/  Robert F. Hendrickson   Director
- --------------------------
     Robert F. Hendrickson


/S/  Bengt Samuelsson, Dr.   Director
- --------------------------
     Bengt Samuelsson, Dr.


/S/  Joseph T. Stewart, Jr.    Director
- ---------------------------
     Joseph T. Stewart, Jr.


/S/  Gerald Weissmann, M.D.    Director
- ---------------------------
     Gerald Weissmann, M.D.

/S/  Horst Witzel, Dr.-Ing.    Director
- ---------------------------
     Horst Witzel, Dr.-Ing.

Item l4(a)3.  Exhibits to Form l0-K
- -----------------------------------

  (A)       Exhibits

Exhibit
Number
- ------

3(i)-01   Certificate of Incorporation of the Company, and Amendments thereto.

3(ii) By-Laws of the Company (Filed with Registration No. 33-23292, and incorporated herein by reference thereto).

l0-01  The Liposome Company, Inc. l983 Incentive Stock Option Plan (Filed with
         Registration No. 33-66924, and incorporated herein by reference thereto).

l0-02 The Liposome Company, Inc. l984 Non-Qualified Stock Option Plan (Filed with Registration No. 33-66924, and incorporated herein by reference thereto).

l0-03  The Liposome Company, Inc. l985 Incentive Stock Option Plan (Filed with
         Registration No. 33-66924, and incorporated herein by reference thereto).

l0-04 The Liposome Company, Inc. l985 Non-Qualified Stock Option Plan (Filed with Registration No. 33-66924, and incorporated herein by reference thereto).


l0-05  The Liposome Company, Inc. l986 Employee Stock Option Plan (Filed with
         Registration No. 33-66924, and incorporated herein by reference thereto).

l0-06 The Liposome Company, Inc. l986 Non-Qualified Stock Option Plan (Filed with Registration No. 33-66924, and incorporated herein by reference thereto).

10-07  The Liposome Company, Inc. 1991 Director's Non-Qualified Stock Option
         Plan (Filed with Registration No. 33-66924, and incorporated here by reference thereto).

10-08  Agreement dated December 8, 1989 between the Company and Charles A. Baker
         (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference thereto).

10-09  Amendment dated November 17, 1994 to Employment Agreement dated December
         8, 1989 between the Company and Charles A. Barker.

10-10  Development and License Agreement dated November 19, 1990 among the
         Company, Pfizer Inc. and Pfizer Chemical Corporation. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference thereto).

10-10 Joint Venture Agreement dated as of November 19, 1986 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and associated agreements (Filed with Registration No. 33-39041, and incorporated herein by reference thereto).

10-11 Territory Expansion Agreement dated as of December 12, 1988 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and Nichiyu Liposome Co., Ltd., and associated agreements (Filed with Registration No. 33-39041, and incorporated, and incorporated herein by re-finance thereto).

- -----------------------------------------------

Exhibit
Number
- ------

10-12  *Amphotericin B Supply Agreement dated as of January 1, 1993, between the
         Company and Bristol-Meyers Squibb Company.

10-13  *License Agreement dated as of September 2, 1994, between the Company and
         Bristol-Meyers Squibb Company.

10-14  Lease Agreement dated December 14, 1992, between the Company and
         Peregrine Investment Partners I (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference) thereto.

10-15  First Amendment dated October 29, 1993 to Lease Agreement between the
         Company and Peregrine Investment Partners I.

21   List of Company subsidiaries.

23   Consent of Independent Accountants.

27   Financial Data Schedule.

- -----------

* CONFIDENTIAL TREATMENT REQUESTED