Form 10-Q
period 1995-03-31
LIPOSOME CO INC
filed 1995-05-15
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter ended March 31, 1995        Commission file number 0-14887


T H E   L I P O S O M E   C O M P A N Y,   I N C.
             (Exact name of registrant as specified in its charter)


           Delaware                                     22-2370691
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

One Research Way, Princeton Forrestal Center, Princeton, N.J.  08540
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (609) 452-7060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               May 5, 1995

   Common Stock, $.01 par value                  27,145,311







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        March 31, 1995 and December 31, 1994                    3

        Consolidated Statements of Operations
        for the Three Month Periods Ending
        March 31, 1995 and 1994..........................           4

        Consolidated Statements of Cash Flows
        for the Three Month Periods Ending
        March 31, 1995 and 1994..........................           5

        Notes to Consolidated Financial Statements            6,7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation                8,9,10, 11

Part II.                            OTHER INFORMATION            12

        ITEM 1 - Legal Proceedings                            N/A

        ITEM 2 - Changes in Securities                        N/A

        ITEM 3 - Defaults upon Senior Securities              N/A

        ITEM 4 - Submission of Matters to a Vote of
                 Security Holders                              12

        ITEM 5 - Other Information                            N/A

        ITEM 6 - Exhibits and Reports on Form 8-K              12

Signatures                                                       13

                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABLC and AbelcetTM are trademarks of The Liposome Company, Inc.




                                  Page 2 of 13




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                                                   March 31,   December 31,
                      ASSETS                         1995          1994
Current assets:

    Cash and cash equivalents                          $   110     $  2,369
    Short-term investments                              48,872       55,487
    Accounts receivable                                  1,797        1,618
    Inventories                                          1,296          748
    Prepaid expenses                                       732          419
    Other current assets                                   196           31
           Total current assets                         53,003       60,672

Long-term investments                                9,418        9,421
Plant and equipment, net                            17,571       17,686
Restricted cash                                      4,880        4,880
Other assets, net                                      522          537
       Total assets                               $ 85,394     $ 93,196

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                               $  1,145     $  1,112
   Accrued expenses and other current liabilities    5,348        4,698
   Current obligations under capital lease           1,484        1,476
   Current obligations under note payable              303          303
   Preferred Stock dividends payable                 1,337        1,337
   Unearned contract income and other fees             921           --
       Total current liabilities                    10,538        8,926

Long-term obligations under capital lease            3,751        4,126
Long-term obligations under note payable             1,715        1,791
       Total liabilities                            16,004       14,843

Stockholders' equity:
   Capital stock:
       Preferred stock, par value $.0l;
          2,400,000 authorized; 276,000 shares of
          Series A Cumulative Convertible Exchangeable
          Preferred Stock outstanding (liquidation
          preference of $69,000,000)                     3            3
       Common stock, par value $.0l;
          60,000,000 shares authorized;
          24,101,515 and 23,982,849 shares issued
                                   and outstanding                  241    240
   Additional paid-in capital                      191,273      192,003
   Net unrealized investment loss                  (2,941)      (5,033)
   Foreign currency translation adjustment               6          (1)
   Accumulated deficit                             (119,192)  (108,859)
       Total stockholders' equity                   69,390       78,353
       Total liabilities and stockholders' equity $ 85,394     $ 93,196

                             See accompanying notes.
                                  Page 3 of 13





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share figures)
                                   (Unaudited)


                                       Three Months Ended March 31,

                                         1995           1994

Collaborative research and
  development revenues...............               $  1,428      $ 1,554

Licensing and other revenue..............                 72      26

Interest and investment income, net                        353      1,456

      Total revenues.................                    1,853      3,036

Research and development expenses.....                 9,216      7,577

General and administrative expenses...                 2,886      2,222

Interest expense......................                      84         75

      Total expenses................                    12,186      9,874

Net loss...                                           (10,333)     (6,838)

Preferred Stock dividends                              (1,337)     (1,337)

Net loss applicable to Common Stock                 $(11,670)     $(8,175)

Net loss per share applicable to
  Common Stock........................              $   (.49)     $  (.34)

Weighted average number of common
  shares outstanding..................                24,050       23,715















                             See accompanying notes.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                      1995         1994
Cash flows from operating activities:

  Net loss                                         $(10,333)    $(6,838)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                      813         765
     Other                                               70          28
     Changes in assets and liabilities
       Accounts receivable                             (179)        375
       Inventory                                       (548)        (103)
       Prepaid expenses                                (313)         23
       Other current assets                            (165)         (16)
       Accounts payable                                 (32)      (2,626)
       Accrued expenses and other current liabilities   650         616
       Unearned contract income and other fees          921         955

     Net cash (used)/provided by operating activitie   (9,116)    (6,821)

Cash flows from investing activities:

  Purchases of short and long-term investments       (7,359)    (29,864)
  Sales of short and long-term investments...        16,069      36,968
  Purchases of property, plant and equipment           (618)       (150)

     Net cash provided/(used) by investing activities   8,092      6,954

Cash flows from financing activities:

  Proceeds from the exercise of stock options           538          32
  Principal payments under note payable                 (76)        (76)
  Principal payments under capital lease obligations   (367)       (358)
  Dividend payments                                  (1,337)     (1,337)

     Net cash (used)/provided by financing activities (1,242)    (1,739)

Effects of exchange rate changes on cash                  7           1

Net (decrease)/increase in cash and cash equivalents   (2,259)   (1,605)

Cash and cash equivalents at beginning of the period    2,369      4,670

Cash and cash equivalents at end of the period     $    110    $  3,065




                             See accompanying notes.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at March 31, 1995 and 1994, and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. The December 31, 1994 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1994, which were included as part of the Company's Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average of shares of Common Stock outstanding during each of the periods. Stock options (common stock equivalents) and the conversion of the preferred stock to Common Stock are not included in the calculation since their inclusion would be anti-dilutive. The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $.06 per common share for the three months ended March 31, 1995 and 1994.

  3.Inventories

    The Company values inventory on a lower of cost or market basis and relieves it on the first-in first-out (FIFO) method. The components of inventories are as follows:

                            March 31,    December 31,
                            1995            1994

      Finished Goods       $  366,000     $       -

      Raw materials           701,000       611,000

      Supplies                229,000       137,000
                           $1,296,000     $ 748,000

  4.Stockholders' Equity

     Dividend Payable:
     On May 11, 1995, the Board of Directors of the Company declared a quarterly cash dividend on the Series A Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Each Depositary Share represents one-tenth of a share of Preferred Stock. The dividend, totaling approximately $1,337,000, is payable on July 17, 1995 to stockholders of record on July 3, 1995.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)



  5.Supplemental Disclosure of Cash Flow Information

                                             Three Months Ended March 31,

                                             1995      1994

    Cash paid during the year for interest  $77,000   $77,000


6. Subsequent Events

   Common Stock:

   On April 27, 1995 the Company's Registration Statement on Form S-3 with respect to 3,000,000 shares of its Common Stock was declared effective by the Securities and Exchange Commission. The closing occurred on May 5, 1995. Proceeds received were $25,440,000 net of underwriters' fees. Additional stock issuance costs including professional, registration, filing and printing fees of approximately $417,500 are expected in connection with this offering.

   Dividend Payable:

   On May 11, 1995, the Board of Directors of the Company declared a quarterly cash dividend on the Series A Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Each Depositary Share represents one-tenth of a share of Preferred Stock. The dividend, totaling approximately $1,337,000, is payable on July 17, 1995 to stockholders of record on July 3, 1995.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Overview

     The Company is a leading biotechnology company engaged in the discovery, development and, recently, the commercialization of proprietary lipid and liposome-based pharmaceuticals for the treatment, prevention and diagnosis of inadequately treated, life-threatening illnesses. The Company is currently launching its first product, amphotericin B lipid complex (ABLC or, in Europe, AbelcetTM), which has been approved for marketing for certain indications in the United Kingdom and is the subject of marketing application filings in seventeen other countries. The Company expects to file an NDA for ABLC in the United States during 1995. In addition to ABLC/AbelcetTM, the Company's other lead products are TLC D-99 and TLC C-53. TLC D-99, liposomal doxorubicin, is being developed in conjunction with Pfizer Inc ("Pfizer") primarily as a first line treatment of metastatic breast cancer, and is undergoing Phase III clinical testing in the United States. The Company has completed a Phase II clinical trial for TLC C-53, liposomal prostaglandin E1, for Acute Respiratory Distress Syndrome ("ARDS"). In January, 1995, the Company commenced a Phase II clinical trial of TLC C-53 for the treatment of Acute Myocardial Infarction ("AMI"), or heart attack. The Company also has a continuing discovery research program that concentrates primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

  Revenues

     Total revenues of the Company for the quarter ended March 31, 1995 were $1,853,000 compared to $3,036,000 for the same quarter during 1994. This change in revenues represents a decrease of $1,183,000 or 39%. Revenues are derived mainly from collaborative research and development activity, interest and investment income, and licensing and other fees. These components can increase or decrease significantly based on the number and amount of research collaborations, including the achievement of developmental milestones, the initiation of new licensing agreements and, in the case of interest and investment income, the level of cash balances available for investment and the rate of interest earned and gains and losses, if any, realized on the sale of such investments. The Company has recently launched its lead product ABLC/AbelcetTM in the United Kingdom, and has established a "Named Patient" sales program to honor physician requests for product in selected other countries.

     Collaborative research and development revenues were $1,428,000 for the first quarter of 1995, $126,000 or 8.1% lower than the first quarter of 1994, primarily due to lower amounts received from Schering AG of Berlin ("Schering AG"). The Company earned all of its research and development revenues from two corporate sponsors during the first quarter 1995 and 1994: Pfizer and Schering AG. Of these revenues, approximately 92% were received from Pfizer, with which the Company has been developing its liposomal doxorubicin product TLC D-99. The Company received notice of termination of its Agreement with Schering AG on March 29, 1995.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations (Continued)

     Interest and investment income for the quarters ended March 31, 1995 and 1994 was $353,000 and $1,456,000 respectively. This change represents a decrease of $1,103,000 or 75.8% from 1994. Interest income declined due both to the reduction in the level of cash balances available for investment and realized losses on the sale of certain investments. Recently the Company raised capital through the sale of equity securities resulting in proceeds of approximately $25,000,000 net of all fees and expenses.

     Licensing and other revenues for the quarters ended March 31, 1995 and 1994 were $72,000 and $26,000, respectively. The change in this category of $46,000 or 177% is primarily due to the receipt of payments for shipments of ABLC/AbelcetTM on a Named Patient basis, offset by the absence of licensing fees from the Wyeth-Ayerst Laboratories, a divison of American Home Products Corporation . The Company had a licensing arrangement with Wyeth-Ayerst for TLC A-60 to be used in Wyeth-Ayerst's influenza vaccine. TLC A-60 is a liposomal vaccine adjuvant. The Company has recently been advised that Wyeth-Ayerst is no longer pursuing development of the influenza vaccine using TLC A-60.

  Expenses

     Total expenses for the Company increased to $12,186,000 for the first quarter of 1995 compared to $9,874,000 for the same period a year ago. This increase of $2,312,000 or 23.4% is due to the Company's expanded research and development activities to support the progression of its lead proprietary products through late stage development.

     Research and development expenditures were $9,216,000 and $7,577,000 for the quarters ended March 31, 1995 and 1994, respectively. The increase of $1,639,000 or 21.6% over prior year is due to higher costs related to ABLC/AbelcetTM, including costs associated with the shift from product development to the commencement of product manufacturing and commercialization. Other components of this increase are expenditures related to TLC C-53 and TLC D-99 as these products progress to late stages of development; increased staffing levels in connection with increased activity in the manufacturing facility in Princeton; and the expansion of the Company's Medical, Regulatory, and Biostatistical departments to develop and conduct increased clinical trial activity. As in prior years, costs associated with the development of TLC D-99 are reimbursed by Pfizer.

     General and administrative expenses for the first quarter were $2,886,000 an increase of $664,000 or 29.9% over the same period a year ago. The primary components of the increase were costs associated with the continued development of the international sales and marketing operations and additions of certain personnel in preparation of the launch of AbelcetTM (amphotericin B lipid complex) in the United Kingdom.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

     The Company expects that expenditures in all areas will increase throughout 1995 as the company continues to receive marketing approvals in Europe, progresses further in clinical development, and prepares to file a new drug application in the United States for ABLC (amphotericin B lipid complex).

     Interest expense for the first quarter of 1995 was $84,000 as compared to $75,000 for the same quarter in 1994. Such interest expense is related to a mortgage on the Company's manufacturing facility located in Indianapolis and for certain capital lease arrangements made by the Company.

  Preferred Stock Dividends

     In January 1993, the Company completed the issuance of 2,760,000 Depositary Shares representing 276,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock with a cumulative dividend of 7.75%. The Company has declared and paid dividends quarterly on the preferred stock since issuance of the Depositary Shares. These dividends are included as part of the Company's net loss applicable to Common Stock and net loss per share of Common Stock.

  Net Loss, Net Loss Applicable to Common Stock and Net Loss Per Share of Common Stock

     The net loss of $10,333,000 for the quarter ended March 31, 1995 increased $3,495,000 or 51.1% as compared to 1994. This increase in net loss was due to the increase in total expenses of $2,312,000, in conjunction with a decrease in total revenues of $1,183,00. The net loss applicable to Common Stock was $11,670,000 in the first quarter of 1995 and $8,175,000 for the same quarter a year ago as a result of the operational factors discussed above and the declaration of preferred stock dividends in each year. The net loss per common share was $.49 and $.34 for March 31, 1995 and 1994 respectively.

Liquidity and Capital Resources

     The Company had $63,280,000 in cash and marketable securities reserves as of March 31, 1995. Included in these reserves were cash and cash equivalents of $110,000, short term investments of $48,872,000, long term investments of $9,418,000 and restricted cash of $4,880,000. The cash reserves decreased by $8,877,000 or 12.3% since December 31, 1994 due to the use of funds for operations, capital acquisitions and Preferred Stock dividends partially offset by a net unrealized investment adjustment recovery of approximately $1,600,000 in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. In connection with certain financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $20,000,000. The Company invests its excess cash in a diversified portfolio of high grade marketable and United States Government backed securities.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Continued)

     During the first quarter of 1995 cash used by operations increased by $2,295,000 as compared to the first quarter of 1994. This is primarily due to the increase in net loss between periods and increases in inventories, prepaids, accounts receivable, and other current assets. The cash use was partially offset by increases in depreciation and amortization and accrued expenses. Funding required for operating activities was derived from existing cash balances, the sales of investments, revenue from corporate sponsors, interest income, and exercises of stock options. Purchases of capital assets increased by $468,000 over the first quarter of 1994 due mainly to the refitting of the manufacturing facility located in Indianapolis, Indiana. The Company expects to spend between $11,000,000 and $13,000,000 for this project, with completion expected in mid to late 1996.

     The Company expects to finance its operations from, among other things, the proceeds received from payments under research and development agreements, interest earned on investments, the maturity, sale and/or use of certain investments and product sales. Funds may also be provided to the Company by leasing arrangements for capital expenditures and from the licensing of its products. The Company believes that its available cash and marketable securities, revenues from research and development contracts and interest income will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

     On April 27, 1995 the Company's Registration Statement on Form S-3 with respect to 3,000,000 shares of its Common Stock was declared effective by the Securities and Exchange Commission. The closing occurred on May 5, 1995. Proceeds received were $25,440,000 net of underwriters, fees. Additional stock issuance costs including professional, registration, filing and printing fees of approximately $417,500 are expected in connection with this offering.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders.


ITEM 6.   Exhibits and Reports on Form 8-K

             (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, no reports on Form 8-K have been filed.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May ___, 1995

                                THE LIPOSOME COMPANY, INC.


                                By:
                                    Charles A. Baker
                                    Chairman of the Board and
                                    Chief Executive Officer



                                By:
                                    Brooks Boveroux
                                    Vice President, Finance and
                                    Chief Financial Officer

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May ___, 1995

                                THE LIPOSOME COMPANY, INC.


                                By: /s/ Charles A. Baker
                                    Charles A. Baker
                                    Chairman of the Board and
                                    Chief Executive Officer




                                By: /s/ Brooks Boveroux
                                    Brooks Boveroux
                                    Vice President, Finance and
                                    Chief Financial Officer


























                                  Page 13 of 13