Form 10-Q
period 1995-06-30
LIPOSOME CO INC
filed 1995-08-14
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter ended June 30, 1995         Commission file number 0-14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               August 8, 1995

   Common Stock, $.01 par value                  29,340,606







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        June 30, 1995 and December 31, 1994                     3

        Consolidated Statements of Operations
        for the three and Six Month Periods Ending
        June 30, 1995 and 1994..........................            4

        Consolidated Statements of Cash Flows
        for the Six Month Periods Ending
        June 30, 1995 and 1994..........................            5

        Notes to Consolidated Financial Statements            6,7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation              8,9,10, 11, 12

Part II.                            OTHER INFORMATION            13

        ITEM 4 - Submission of Matters to a Vote of
                 Security Holders                              13

        ITEM 6 - Exhibits and Reports on Form 8-K              13

Signatures                                                       15

Exhibits                                                         16


                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABLC and AbelcetTM are trademarks of The Liposome Company, Inc.









                                  Page 2 of 16




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                                                   June 30,    December 31,
                      ASSETS                        1995           1994
Current assets:

    Cash and cash equivalents                         $  3,302     $  2,369
    Short-term investments                              68,255       55,487
    Accounts receivable                                  2,698        1,618
    Inventories                                          2,372          748
    Other current assets                                   901          450
           Total current assets                         77,528       60,672

Long-term investments                                    2,798        9,421
Plant and equipment, net                                18,139       17,686
Restricted cash                                          6,080        4,880
Other assets, net                                          509          537
       Total assets                                  $ 105,054     $ 93,196

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                  $   1,130     $  1,112
   Accrued expenses and other current liabilities        6,157        4,698
   Current portion of long term obligations              1,796        1,779
   Preferred Stock dividends payable                     1,337        1,337
       Total current liabilities                        10,420        8,926

Long-term obligations                                     5,015       5,917
       Total liabilities                                 15,435      14,843

Stockholders' equity:
   Capital stock:
       Preferred Stock, par value $.0l;
          2,400,000 authorized; 276,000 shares of
          Series A Cumulative Convertible Exchangeable
          Preferred Stock outstanding (liquidation
          preference of $69,000,000)                          3            3
       Common Stock, par value $.0l;
          60,000,000 shares authorized;
          27,831,960 and 23,982,849 shares issued
                                   and outstanding          278          240
   Additional paid-in capital                           219,327      192,003
   Net unrealized investment loss                       (1,963)      (5,033)
   Foreign currency translation adjustment                  (7)          (1)
   Accumulated deficit                                (128,019)    (108,859)
       Total stockholders' equity                        89,619       78,353
       Total liabilities and stockholders' equity     $ 105,054    $ 93,196




                             See accompanying notes
                                  Page 3 of 16





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share figures)
                                   (Unaudited)


                                       Three Months Ended Six Months Ended
                                          June 30,           June 30,

                                         1995     1994    1995     1994

Collaborative research,
development revenues and other         $ 2,213  $ 1,653 $  3,713  $ 3,233

Product sales                              843      --       843      --

Interest and investment income, net        661    1,288    1,014    2,744

      Total revenues                     3,717    2,941    5,570    5,977

Cost of goods sold                         340       --      340      --

Research and development expenses        9,038    8,956   18,254  16,533

Selling, general and administrative
expenses                                 3,093    2,047    5,979   4,269

Interest expense                            73              81     157
156

      Total expenses.................   12,544  11,084   24,730  20,958

Net loss...                           (8,827)   (8,143) (19,160)(14,981)

Preferred Stock dividends             (1,337)   (1,337) (2,674)  (2,674)

Net loss applicable to Common Stock $(10,164)  $(9,480)   $(21,834) $(17,655)

Net loss per share applicable to
  Common Stock........................$   (.38)$  (.40)   $   (.87) $   (.74)

Weighted average number of common
  shares outstanding..................  26,407  23,812      25,228    23,763













                             See accompanying notes
                                  Page 4 of 16




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                      1995         1994
Cash flows from operating activities:

  Net loss                                         $(19,160)   $(14,981)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                    1,636       1,544
     Other                                              110         333
     Changes in assets and liabilities
       Accounts receivable                           (1,080)        588
       Inventory                                       (1,624)     (305)
       Prepaid expenses                                (319)        209
       Other current assets                              (132)      148
       Accounts payable                                 (75)     (1,989)
       Accrued expenses and other current liabilities 1,262         428
       Unearned contract income and other fees          197         356

     Net cash used by operating activities          (19,185)    (13,669)

Cash flows from investing activities:

  Purchases of short and long-term investments      (34,069)    (33,620)
  Sales of short and long-term investments...        29,794      50,966
  Purchases of property, plant and equipment          (1,968)    (1,742)

     Net cash (used)/ provided by investing activities     (6,243)    15,604

Cash flows from financing activities:

  Net Proceeds from the issuance of Common Stock     28,839          --
  Proceeds from the exercise of stock options         1,087          96
  Principal payments under note payable                (151)       (152)
  Principal payments under capital lease obligations               (734)
(718)
  Dividend payments                                  (2,674)     (2,674)

     Net cash provided /(used) by financing activities   26,367  (3,448)

Effects of exchange rate changes on cash                   (6)       (1)

Net increase/(decrease) in cash and cash equivalents        933  (1,514)

Cash and cash equivalents at beginning of the period   2,369      4,670

Cash and cash equivalents at end of the period     $  3,302    $  3,156




                                  Page 5 of 16
                             See accompanying notes.




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at June 30, 1995, and for the six month and three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. The December 31, 1994 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1994, which were included as part of the Company's Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average of shares of Common Stock outstanding during each of the periods. In May, 1995 the Company issued 3,450,000 shares of Common Stock in a public offering, the impact of which increased the weighted average shares outstanding by 2,150,000 and 1,075,000 shares for the respective three and six month periods ended June 30, 1995. Stock options (Common Stock equivalents) and the conversion of the Preferred Stock to Common Stock are not included in the calculation since their inclusion would be anti-dilutive. The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $.11 per common share for the six months ended June 30, 1995 and 1994.

  3.Inventories

    The Company values inventory on a lower of cost or market basis and relieves it on the first-in first-out (FIFO) method. The components of inventories are as follows:

                            June 30,     December 31,
                            1995            1994
      Finished Goods     $  1,273,000     $       -

      Raw materials           882,000       611,000

      Supplies                217,000       137,000
                           $2,372,000     $ 748,000

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)



  4.Stockholders' Equity

     Dividend Payable:
     On May 11, 1995, the Board of Directors of the Company declared a quarterly cash dividend on the Series A Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Each Depositary Share represents one-tenth of a share of Preferred Stock. The dividend, totaling approximately $1,337,000, was paid on July 17, 1995 to stockholders of record on July 3, 1995.

     Common Stock:

     On April 27, 1995 the Company's Registration Statement on Form S-3 with respect to an underwritten public offering of 3,450,000 shares of its Common Stock was declared effective by the Securities and Exchange Commission. Proceeds received pursuant to the offering were $29,256,000 net of underwriters' fees. Additional stock issuance costs including professional, registration, filing and printing fees of approximately $417,500 are expected in connection with this offering.

  5.Supplemental Disclosure of Cash Flow Information

                                              Six Months Ended June 30,

                                             1995      1994

    Cash paid during the year for interest  $152,000  $154,000

  6.Subsequent Event

    Common Stock:

    On August 2, 1995 the Company sold 1,500,000 shares of its Common Stock to an institutional investor Gross proceeds received were $15,000,000. Stock issuance costs, including financial advisory, professional, registration, and filing fees, of approximately $572,000 are expected in connection with this offering.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Overview

     The Company is a leading biotechnology company engaged in the discovery, development and, recently, the commercialization of proprietary lipid and liposome-based pharmaceuticals, for the treatment, prevention and diagnosis of inadequately treated, life threatening illnesses. The Company recently launched its first product, amphotericin B lipid complex (ABLC or, in Europe, AbelcetTM), which has been approved for marketing for certain indications in the United Kingdom and Luxembourg and is the subject of marketing application filings in several other countries. The Company has filed an NDA (new drug application) for ABLC in the United States on May 24, 1995. The Company's other lead products are TLC D-99 and TLC C-53. TLC D-99 liposomal doxorubicin, is being developed in conjunction with Pfizer Inc ("Pfizer") primarily as a first line treatment of metastatic breast cancer, and is undergoing Phase III clinical testing in the United States. The Company has completed a Phase II clinical trial for TLC C-53, liposomal prostaglandin E1, for Acute Respiratory Distress Syndrome ("ARDS") and is currently preparing a protocol for a pivotal clinical trial in ARDS. In January 1995, the Company commenced a Phase II clinical trial of TLC C-53 for the treatment of acute myocardial infarction ("AMI"), or heart attack. The Company also has a continuing discovery research program that concentrates primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

Revenues

     Total revenues for the six months ended June 30, 1995 were $5,570,000, a decrease of $407,000 or 7% compared to the six months ended June 30, 1994. The introduction of product sales, increases in collaborative research and development and other revenues were more than offset by lower interest and investment income. These components can increase or decrease significantly based on the level of product sales and the number and amount of research collaborations, including the achievements of certain milestones, the possible initiation of new licensing agreements and, in the case of interest and investment income, the level of cash balances available for investment and the rate of interest earned and gains and losses, if any, realized on the sale of such investments.

     In February, 1995, the Medicines Control Agency of the United Kingdom approved the Company's marketing application for amphotericin B lipid complex under the brand name AbelcetTM. This is the first product developed by the Company to be approved for marketing in any country. The Company subsequently launched the product and recorded sales of $843,000 during the period ended June 30, 1995. Revenue was recognized from commercial sales of AbelcetTM in the United Kingdom as well as from "named patient" sales in certain other countries.

     Collaborative research and development and other revenues for the six months ended June 30, 1995 increased $480,000 or 15% compared to the six month period ended June 30, 1994. The Company earned its collaborative research and development revenues from two corporate sponsors, Pfizer and Schering A.G., during the first six months of 1995 and 1994. The Company is continuing development of its liposomal doxorubicin product TLC D-99 with Pfizer as its corporate sponsor. The Schering A.G. agreement was terminated on March 29, 1995.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (Continued)

     Interest and investment income for the six months ended June 30, 1995 was $1,014,000 compared to $2,744,000 for the same period last year. This 63% decrease is due primarily to the reduction in the level of cash balances available for investments, the timing of cash inflows and losses on certain investments realized in the first quarter of 1995.

     Total revenues of the Company for the quarter ended June 30, 1995 were $3,717,000 compared to $2,941,000 for the same period during 1994. This change in revenue represents an increase of $776,000 or 26%. This net increase is due primarily to revenue of $843,000 from sales of the Company's first product ABLC/AbelcetTM. The remaining components of revenue are collaborative research and development activity, interest and investment income, and licensing and other fees.

     Collaborative research and development revenues were $2,213,000 for the second quarter of 1995, $560,000 or 34% higher than the second quarter of 1994. This increase was primarily due to increased amounts earned from Pfizer. The Company earned substantially all of its collaborative research and development revenue in the second quarter of 1995 and 1994 from Pfizer and Schering AG. Licensing and other revenues for the quarters ended June 30, 1995 and 1994 were $26,000 and $7,000 respectively.

     Interest and investment income for the quarters ended June 30, 1995 and 1994 were $661,000 and $1,288,000 respectively. This change represents a decrease of $627,000 or 49% from 1994. Interest income declined primarily due to the reduction in the level of cash balances available for investments.

Expenses

     Total expenses for the six months ended June 30, 1995 were $24,730,000, an increase of $3,772,000 or 18% compared to the six months ended June 30, 1994. Research and development expenses accounted for 46% of the increase, selling, general and administrative expenses, 45% and cost of goods sold comprised the balance. The Company expects both its research and development expenses and its selling, general and administrative expenses to continue to increase due to increased clinical trial and development costs associated with the progression of its lead proprietary products through late stage development and the development of the infrastructure for sales and marketing in Europe and the United States.

     Research and development expenses for the six months ended June 30, 1995 were $18,254,000 as compared to $16,533,000 for the same period in 1994.
This increase of $1,721,000 or 10% is primarily due to costs associated with the start up of product manufacturing. Other components of this increase are expenditures related to TLC C-53 and TLC D-99 as these products progress to late stages of development; increased staffing levels in connection with increased activity in the manufacturing facility in Princeton; and the expansion of the Company's Medical and Biostatistical departments to develop and conduct increased clinical trial activity. As in prior years, costs associated with the development of TLC D-99 are reimbursed by Pfizer.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (Continued)

     Selling, general and administrative expenses were $5,979,000 for the six months ended June 30, 1995 an increase of $1,710,000 or 40% compared to the same period one year ago. Increased personnel and continued development of the international sales and marketing operations were the primary contributors of the increase.

     Total expenses for the Company increased to $12,544,000 for the second quarter of 1995 compared to $11,084,000 for the same period one year ago. This increase of $1,460,000 or 13.2% is due to the Company's product costs associated with the sale of AbelcetTM (amphotericin B lipid complex) and increased selling, general and administrative costs. Cost of sales of $340,000 related to the sales of AbelcetTM was recorded in the second quarter of 1995.

     Research and development expenditures were $9,038,000 and $8,956,000 for the quarters ended June 30, 1995 and 1994 respectively. These expenditures are related to ABLC/AbelcetTM, including costs associated with the shift from product development to the commencement of product manufacturing and commercialization. Spending for TLC C-53 and TLC D-99, as they move into late stages of development, and the cost of the Company's other research and development activities also contributed to the level of spending.

     General and administrative expenses for the second quarter 1995 were $3,093,000, an increase of $1,046,000 or 51% over the same period a year ago. The primary components of the increase were costs associated with the continued development of the international sales and marketing operations and additions of certain key personnel.

     The Company expects that expenditures in all areas will increase throughout 1995 as the Company continues to receive marketing approvals in Europe, progresses further in clinical development, and continues to develop the infrastructure for sales and marketing in connection with the recent filing of an NDA in the United States for ABLC (amphotericin B lipid complex).

Preferred Stock Dividends

     In January 1993, the Company completed the issuance of 2,760,000 Depositary Shares representing 276,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock with an annual dividend of 7.75%. The Company has declared and paid dividends quarterly on the Preferred Stock since issuance of the Depositary Shares. These dividends are included as part of the Company's net loss applicable to Common Stock and net loss per share of Common Stock.

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

     The net loss for the six months ended June 30, 1995 of $19,160,000 was an increase of $4,179,000 above that of the same period a year ago due to the factors discussed above. After Preferred Stock dividends of $2,674,000 the net loss applicable to Common Stock was $21,834,000 or $0.87 per share and $17,655 or $0.74 per share for the six months ended June 30, 1994.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (Continued)

     The net loss of $8,827,000 for the quarter ended June 30, 1995 increased $684,000 or 8% as compared to 1994. This increase in net loss was due to the increase in total expense of $1,460,000 netted against an increase in total revenue of $776,000. The net loss applicable to Common Stock was $10,164,000 in the second quarter of 1995 and $9,480,000 for the same quarter a year ago as a result of the operational factors discussed above and the declaration of Preferred Stock dividends in each year. The net loss per common share was $.38 and $.40 for June 30, 1995 and June 30, 1994 respectively. The reduction in the net loss per common share compared to the loss and net loss applicable to Common Stock is primarily due to the increase in shares outstanding as a result of the public offering of 3,450,000 shares of Common Stock in the second quarter of 1995.

Liquidity and Capital Resources

     The Company had $80,435,000 in cash and marketable securities as of June 30, 1995. Included in these reserves were cash and cash equivalents of $3,302,000, short term investments of $68,255,000, long term investments of $2,798,000 and restricted cash of $6,080,000. Cash and cash equivalents increased by $8,278,000 since December 31, 1994 due to cash received of approximately $28,839,000 (net of underwriters fees and expenses) from the May, 1995 offering of Common Stock partially offset by $19,185,000 in funds used for operations.

     During the second quarter of 1995 cash used by operations increased by $5,516,000 as compared to the second quarter of 1994. This is primarily due to the net loss between periods, the build up of finished goods inventories related to the commercialization of ABLC/AbelcetTM, combined with increases in prepaids, accounts receivable, and other current assets. Funding required for operating activities was derived from existing cash balances, revenue from a corporate sponsor, interest income, and exercises of stock options. The Company expects its working capital to increase as ABLC/AbelcetTM related activities continue. Capital purchases have totaled $1,968,000 for the first six months of 1995, 63% of which is attributable to the refurbishment of the Indianapolis manufacturing facility. The Company expects to spend between $11,000,000 and $13,000,000 for this project, with completion expected in mid to late 1996.

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

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

     On August 2, 1995 the Company sold 1,500,000 shares of its Common Stock to an institutional investor Gross proceeds received were $15,000,000. Stock issuance costs, including financial advisory, professional, registration, and filing fees, of approximately $572,000 are expected in connection with this offering.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders.

          (a) An annual meeting of stockholders of the Company was held on May 11, 1995.

          (c) All members of the Board of Directors were re-elected at the annual meeting. The following votes were cast for and withheld from each nominee; there were no abstentions or broker non-votes:
                                          For                  Withheld
          Charles A. Baker                20,142,913             724,231
          James G. Andress                19,994,323             872,821
          Morton Collins                  20,275,582             591,562
          Stuart F. Feiner                20,276,132             591,012
          Robert F. Hendrickson           20,277,532             589,612
          Bengt Samuelsson                20,276,273             590,871
          Joseph T. Stewart               20,267,082             600,062
          Gerald Weissmann                20,276,973             590,171
          Horst Witzel                    20,272,573             594,571


               An amendment to extend the term of the 1986 Nonqualified Stock Option Plan was approved by a vote of 15,338,574 affirmative votes and 3,941,228 negative votes, with 170,668 shares abstaining.

               Amendments to extend the term of the 1986 Employee Stock Option Plan and to increase the number of shares of Common Stock available for issuance under the Plan were approved by a vote of 15,217,143 affirmative votes and 4,481,368 negative votes, with 176,200 shares abstaining.

               The appointment of Coopers & Lybrand as the Company's auditors for the fiscal year ending December 31, 1995 was ratified by a vote of 20,479,005 affirmative votes and 327,203 negative votes, with 60,936 shares abstaining.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION (Continued)


ITEM 6.   Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, two (2) reports on Form 8-K were filed.

          On July 27, 1995 the Company filed a Form 8-K with respect to its filing of a new drug application for its first product, amphotericin B lipid complex (ABLC), with the U.S. Food and Drug Administration.

          On August 1, 1995 the Company filed a Form 8-K with respect to its operating results for the three and six month periods ended June 30, 1995.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES



Exhibits to Form 10Q

Exhibit
Number
10        Material Contracts

10-01     Agreement dated June 1, 1995 between Charles A. Baker and the
          Company.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 14, 1995

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


DATE: August 14, 1995

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


























                                  Page 16 of 16