Form 10-Q
period 1995-09-30
LIPOSOME CO INC
filed 1995-11-14
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter ended September 30, 1995    Commission file number 0-14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               October 31, 1995

   Common Stock, $.01 par value                  29,680,639







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        September 30, 1995 and December 31, 1994                3

        Consolidated Statements of Operations
        for the Three and Nine Month Periods Ending
        September 30, 1995 and 1994..........................
4

        Consolidated Statements of Cash Flows
        for the Nine Month Periods Ending
        September 30, 1995 and 1994..........................
5

        Notes to Consolidated Financial Statements            6,7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operation                   8-12

Part II.                            OTHER INFORMATION            13

Signatures                                                       14




                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. AbelcetTM is a trademark of The Liposome Company, Inc.














                                  Page 2 of 14




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                                                September 30,  December 31,
                      ASSETS                        1995           1994
Current assets:
    Cash and cash equivalents                          $  5,689     $  2,369
    Short-term investments                              73,570       55,487
    Accounts receivable                                  3,360        1,618
    Inventories                                          2,958          748
    Prepaid Expenses                                       498          419
    Other current assets                                    14           31
           Total current assets                         86,089       60,672

Long-term investments                                2,202        9,421
Plant and equipment, net                            19,574       17,686
Restricted cash                                      6,080        4,880
Other assets, net                                       495         537
       Total assets                               $ 114,440    $ 93,196

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $   2,383    $  1,112
   Accrued expenses and other current liabilities    5,819        4,698
   Current obligations under capital lease           1,501        1,476
   Current obligations under mortgage                  303          303
   Preferred Stock dividends payable                  1,337       1,337
   Unearned contract income and other fees            1,734           0
       Total current liabilities                    13,077        8,926

Long-term obligations under capital lease            2,996        4,126
Long term obligation under mortgage                   1,564       1,791
       Total liabilities                             17,637      14,843

Stockholders' equity:
   Capital stock:
       Preferred Stock, par value $.0l;
          2,400,000 authorized; 276,000 shares of
          Series A Cumulative Convertible Exchangeable
          Preferred Stock outstanding (liquidation
          preference of $69,000,000)                     3            3
       Common Stock, par value $.0l;
          60,000,000 shares authorized;
          29,640,433 and 23,982,849 shares issued
                                   and outstanding                  296    240
Additional paid in capital                         234,415      192,003
Net unrealized investment loss                     (1,169)      (5,033)
Foreign currency translation adjustment                  4          (1)
Accumulated deficit                                (136,746)  (108,859)
       Total stockholders' equity                    96,803      78,353

       Total liabilities and stockholders' equity $ 114,440    $ 93,196


                             See accompanying notes
                                  Page 3 of 14





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share figures)
                                   (Unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,

                                   1995      1994      1995       1994

Collaborative research and
development revenues and other    $ 1,527  $ 1,431      $  5,240  $ 4,664

Interest and investment income, net  1,119         1,015    2,133   3,759

Product sales                         850        0         1,693        0

   Total revenues                  3,496    2,446        9,066     8,423

Cost of goods sold                    396        0           736        0

Research and development expenses.....       7,590         8,214   25,84423,251

Selling, general and
administrative expenses             4,168    2,839        10,147    8,604

Interest expense......................          69            74      226    230

   Total expenses                 12,223   11,127        36,953   32,085

Net loss                           (8,727)  (8,681)     (27,887) (23,662)

Preferred Stock dividends          (1,337)  (1,337)      (4,011)  (4,011)

Net loss applicable to
Common Stock                     $(10,064)$(10,018)    $(31,898)$(27,673)

Net loss per share applicable to
  Common Stock........................     $(.35)    $   (.42)$  (1.20)$  (1.16)

Weighted average number of common
  shares outstanding..................    28,959      23,916     26,472  23,814












                             See accompanying notes
                                  Page 4 of 14




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                         September 30,
                                                      1995         1994
Cash flows from operating activities:

  Net loss                                         $(27,887)   $(23,662)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                    2,498       2,334
     Other                                              152         404
     Changes in assets and liabilities
       Accounts receivable                           (1,742)       (869)
       Inventory                                       (2,210)     (534)
       Prepaid expenses                                 (79)        178
       Other current assets                              17         (11)
       Accounts payable                               1,206      (2,464)
       Accrued expenses and other current liabilities             1,121    1,136
       Unearned contract income and other fees        1,734         631

     Net cash used by operating activities          (25,190)    (22,857)

Cash flows from investing activities:

  Purchases of short and long-term investments      (52,428)    (34,333)
  Sales of short and long-term investments...        44,228      62,627
  Purchases of property, plant and equipment          (4,279)     (2,403)

     Net cash (used)/ provided by investing activities    (12,479)     25,891

Cash flows from financing activities:

  Net proceeds from the issuance of Common Stock     43,192          --
  Proceeds from the exercise of stock options         3,135         179
  Principal payments under note payable                (227)       (227)
  Principal payments under capital lease obligations             (1,105)
(1,080)
  Preferred Stock dividend payments                  (4,011)     (4,011)

     Net cash provided /(used) by financing activities   40,984  (5,139)

Effects of exchange rate changes on cash                    5        29

Net increase/(decrease) in cash and cash equivalents               3,320
(2,076)

Cash and cash equivalents at beginning of the period              2,369
4,670

Cash and cash equivalents at end of the period     $  5,689    $  2,594




                                  Page 5 of 14
                             See accompanying notes.




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at September 30, 1995, and for the nine month and three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. The December 31, 1994 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1994, which were included as part of the Company's Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average of shares of Common Stock outstanding during each of the periods. During 1995, the Company issued an aggregate of 4,950,000 shares of Common Stock in two offerings (May and August). The weighted average shares outstanding increased to 28,959,000 shares from 23,916,000 for the three months ended September 30, 1995 and to 26,472,000 from 23,814,000 for the nine months ended September 30, 1995 due to the impact of the 1995 offerings and the exercise of stock options. Stock options (Common Stock equivalents) and the conversion of Preferred Stock to Common Stock are not included in the calculation since their inclusion would be anti-dilutive. The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $.15 and $.17 per common share for the nine months ended September 30, 1995 and 1994 respectively.

  3.Inventories

    The Company values inventory on a lower of cost or market basis and relieves it on the first-in first-out (FIFO) method. Unfavorable overhead variances related to underutilized capacity are expensed in the period incurred. The components of inventories are as follows:

                         September 30,   December 31,
                            1995            1994
      Finished Goods     $  1,710,000     $       -

      Raw materials           998,000       611,000

      Supplies                250,000       137,000
                           $2,958,000     $ 748,000

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)



  4.Stockholders' Equity

     Dividend Payable:

     On September 14, 1995, the Board of Directors of the Company declared a quarterly cash dividend on the Series A Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Each Depositary Share represents one-tenth of a share of Preferred Stock. The dividend, totaling approximately $1,337,000, was paid on October 16, 1995 to Preferred stockholders of record on October 2, 1995.

     Common Stock:

     In April, 1995 the Company sold 3,450,000 shares of its Common Stock pursuant to an underwritten offering. Proceeds received pursuant to the offering were $28,762,000, net of underwriters' fees, professional, registration, filing and printing fees.

    In August, 1995 the Company sold 1,500,000 shares of its Common Stock to an institutional investor. Gross proceeds received were $15,000,000. Stock issuance costs, including financial advisory, professional, registration, and filing fees of $571,000 were incurred in connection with this offering.


  5.Supplemental Disclosure of Cash Flow Information

                                              Nine Months Ended September
   30,

                                             1995      1994

    Cash paid during the year for interest  $223,000  $230,000

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

     The Company is a leading biotechnology company engaged in the discovery, development and, recently, the commercialization of proprietary lipid and liposome-based pharmaceuticals, for the treatment, prevention and diagnosis of inadequately treated, life threatening illnesses. The Company recently launched its first product, amphotericin B lipid complex (AbelcetTM), which has been approved for marketing for certain indications in the United Kingdom, Spain and Luxembourg and is the subject of marketing application filings in several other countries. The Company filed an NDA (new drug application) for AbelcetTM in the United States on May 24, 1995. The Company's other lead products are TLC D-99 and TLC C-53. TLC D-99, liposomal doxorubicin, is being developed in conjunction with Pfizer Inc ("Pfizer") primarily as a first line treatment of metastatic breast cancer, and is undergoing Phase III clinical testing in the United States. The Company has recently commenced a Phase III clinical trial for TLC C-53, liposomal prostaglandin E1, for acute respiratory distress syndrome ("ARDS"). In January 1995, the Company commenced a Phase II clinical trial of TLC C-53 for the treatment of acute myocardial infarction ("AMI"), or heart attack. The Company also has a continuing discovery research program that concentrates primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

Revenues

Total revenues for the nine months ended September 30, 1995 were $9,066,000 which was an increase of $643,000 or 8% compared with the nine months ended September 30, 1994. Although revenues in the prior year period did not include product sales, the components of revenues in the two periods were otherwise the same. As discussed below, the reduction in interest income partially offset increases in collaborative research and development revenues and product sales.

In February, 1995, the Medicines Control Agency of the United Kingdom approved the Company's marketing application for amphotericin B lipid complex under the brand name AbelcetTM. This is the first product developed by the Company to be approved for marketing in any country. The Company subsequently launched the product and has recorded sales of $1,693,000 through September 30, 1995 which included commercial sales of AbelcetTM in the United Kingdom and "named patient" sales in certain other countries.

Collaborative research and development revenues and other of $5,240,000 for the nine months ended September 30, 1995 increased $576,000 or 12% compared to the nine month period ended September 30, 1994. The Company earned its collaborative research and development revenues from two corporate sponsors, Pfizer and Schering A.G. (Berlin), during the first nine months of 1995 and 1994. The Company is continuing development of its liposomal doxorubicin product TLC D-99 with Pfizer as its corporate sponsor. The agreement between the Company and Schering A.G. was terminated on March 29, 1995.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)



Interest and investment income for the nine months ended September 30, 1995 was $2,133,000 compared to $3,759,000 for the same period last year. This 43% decrease is due primarily to the reduction in the level of cash balances available for investment, the timing of cash inflows and realized losses on certain investments.

Total revenues of the Company for the quarter ended September 30, 1995 were $3,496,000 compared to $2,446,000 for the same period during 1994. This change in revenue represents an increase of $1,050,000 or 43%. Although every component of revenue increased, the variance is primarily due to $850,000 of product sales in the 1995 period. There were no product sales in the 1994 quarter.

Collaborative research and development revenues and other were $1,527,000 for the third quarter of 1995, $96,000 or 7% higher than the third quarter of 1994. This increase was primarily due to amounts earned from Pfizer, which accounts for substantially all of the collaborative research and development revenues for the 1995 quarter.

Interest and investment income for the quarters ended September 30, 1995 and 1994 were $1,119,000 and $1,015,000, respectively. This change represents an increase of $104,000 or 10% from 1994 which is due to higher existing cash balances and cash inflows from the sale of Common Stock to an institutional investor (see Liquidity) that occurred during the 1995 quarter.

The components of revenue can increase or decrease significantly based on the level of product sales and the level of cost reimbursement under research collaborations, the possible initiation of new licensing agreements and, in the case of interest and investment income, the level of cash balances available for investment and the rate of interest earned and gains and losses, if any, realized on the sale of such investments.

Expenses

Total expenses for the nine months ended September 30, 1995 were $36,953,000, an increase of $4,868,000 or 15% compared to the nine months ended September 30, 1994. Research and development expenses accounted for 53% of the increase; selling, general and administrative expenses, 32% and cost of goods sold comprised the balance. The Company expects costs of goods sold and both its research and development expenses and its selling, general and administrative expenses to continue to increase due to increased product sales, increased clinical trial and development costs associated with the progression of its lead proprietary products through late stage development and the development of the infrastructure for sales and marketing in Europe and the United States.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)


Research and development expenses for the nine months ended September 30, 1995 were $25,844,000 as compared to $23,251,000 for the same period in 1994. This increase of $2,593,000 or 11% is due to costs associated with the development of product manufacturing and increased clinical study grant and support costs. Other components of this increase are expenditures related to TLC C-53 and TLC D-99 as these products progress to late stages of development; increased staffing levels in connection with greater activity in the manufacturing facility in Princeton; and the expansion of the Company's Clinical, Regulatory and Biostatistical groups to develop, conduct and analyze the results of increased clinical study activity. As in prior years, costs associated with the development of TLC D-99 are reimbursed by Pfizer.

Selling, general and administrative expenses were $10,147,000 for the nine months ended September 30, 1995, an increase of $1,543,000 or 18% compared to the same period one year ago. Increases in this area are attributable to expanding the Company's international sales and marketing programs as well as preparation for the commencement of U.S. marketing activities.

Total expenses for the Company increased to $12,223,000 for the third quarter of 1995 compared to $11,127,000 the same period one year ago. This increase of $1,096,000 or 10% is primarily due to the Company's cost of goods sold associated with the sale of AbelcetTM (amphotericin B lipid complex) and increased selling, general and administrative costs. Cost of goods sold of $396,000 related to the sales of AbelcetTM was recorded in the third quarter of 1995.

Research and development expenditures were $7,590,000 and $8,214,000 for the quarters ended September 30, 1995 and 1994, respectively. These expenditures are related to AbelcetTM, including costs associated with the shift from product development to the commencement of product manufacturing and commercialization. Spending for TLC C-53 and TLC D-99, as they move into late stages of development, and the cost of the Company's other research and development activities also contributed to the level of spending.

General and administrative expenses for the third quarter 1995 were $4,168,000, an increase of $1,329,000 or 47% over the same period a year ago. The primary components of the increase were costs associated with preparation for the commencement of United States sales and marketing activities, continued development of the international sales and marketing operations and the addition of certain key personnel.

The Company expects that expenditures in all areas will increase throughout 1995 as the Company continues to receive marketing approvals in Europe, progresses further in clinical development, and develops the infrastructure for sales and marketing in the United States for AbelcetTM.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Preferred Stock Dividends

In January 1993, the Company completed the issuance of 2,760,000 Depository Shares representing 276,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock with an annual dividend of 7.75%. The Company has declared and paid dividends quarterly on the Preferred Stock since issuance of the Depository Shares. These dividends are included as part of the Company's net loss applicable to Common Stock and net loss per share of Common Stock.

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

The net loss for the nine months ended September 30, 1995 of $27,887,000 was an increase of $4,225,000 above that of the same period a year ago due to the factors discussed above. After Preferred Stock dividends of $4,011,000, the net loss applicable to Common Stock was $31,898,000 or $1.20 per share and $27,673,000 or $1.16 per share for the nine months ended September 30, 1995 and 1994 respectively.

During 1995, the Company issued an aggregate of 4,950,000 shares of Common Stock in two offerings. The impact of these offerings increased the weighted average shares outstanding by 2,200,000 shares for the nine month period ended September 30, 1995.

The net loss of $8,727,000 for the quarter ended September 30, 1995 increased $46,000 or 1% as compared to the comparable 1994 quarter. After Preferred Stock dividends, the net loss applicable to Common Stock was $10,064,000 in the third quarter of 1995 and $10,018,000 for the same quarter a year ago and the net loss per common share was $.35 and $.42 for September 30, 1995 and September 30, 1994, respectively. The reduction in the net loss per common share is primarily due to the increase in shares outstanding as a result of the two Common Stock offerings completed in 1995.

Liquidity and Capital Resources
The Company had $87,541,000 in cash and marketable securities as of September 30, 1995. Included in these reserves were cash and cash equivalents of $5,689,000, short term investments of $73,570,000, long term investments of $2,202,000 and restricted cash of $6,080,000. Cash and the portfolio of marketable securities increased by approximately $15,384,000 since December 31, 1994 due to cash received of approximately $28,762,000 (net of underwriters fees and expenses) from the May, 1995 public offering of Common stock and approximately $14,429,000 (net of fees and expenses) from the August, 1995 sale of stock to an institutional investor and maturities of certain investments, partially offset by funds used for operations.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)


During the first nine months of 1995 cash used by operating activities increased by $2,333,000 as compared to the comparable period of 1994. This is primarily due to the increase in net loss between periods and the build up of finished goods inventories related to the commercialization of AbelcetTM, combined with increases in accounts receivable and prepaid expenses. Funding required for operating activities was derived from existing cash balances, revenue from a corporate sponsor, product sales, interest income and exercises of stock options. The Company expects its working capital requirements to increase as AbelcetTM related activities continue. Capital purchases have totaled $4,279,000 for the first nine months of 1995, a substantial portion of which is attributable to the refitting of the Indianapolis manufacturing facility. The Company expects to spend a total of between $11,000,000 and $13,000,000 for this project, with completion expected in mid to late 1996.

The Company expects to finance its operations from, among other things, the proceeds received from payments under research and development agreements, interest earned on investments, the maturity, sale and/or use of certain investments and product sales.
Funds may also be provided to the Company by leasing arrangements for capital expenditures and from the licensing of its products and technology. The Company believes that its available cash and marketable securities, revenues from research and development contracts and interest income will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

          During the quarter for which this report on Form 10-Q is filed, two
          (2) reports on Form 8-K were filed:

          July 26, 1995: Item 5, Other Events

          August 1, 1995:     Item 5, Other Events (including financial
          statement for 3 and 6-month periods ended June 30, 1995).









































                                    13 of 14





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 14, 1995

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



























                                  Page 14 of 14





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 14, 1995

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


























                                  Page 14 of 14