Form 10-K
period 1995-12-31
LIPOSOME CO INC
filed 1996-03-22
CIK 786557

1


                  S E C U R I T I E S   A N D   E X C H A N G E
                               C O M M I S S I O N

                            Washington, D. C.  20549

                                 F O R M   1 0 K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, l995
                         Commission file number 0-14887

                T H E   L I P O S O M E   C O M P A N Y,   I N C.
             (Exact name of registrant as specified in its charter)

            Delaware                             22-2370691
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

            One Research Way, Princeton Forrestal Center, Princeton,
                       New Jersey,  08540
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:(609) 452-7060

Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.0l Par Value;
 Depositary Shares each representing 1/10 of a share of registrant's Series A -
                                     Nasdaq
              Cumulative Convertible Exchangeable Preferred Stock;
         Series A Cumulative Convertible Exchangeable Preferred - Nasdaq
                      Stock,  $.01 Par Value
                                (Title of Class)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996, was approximately $643,843,584 based upon the last reported sales price of the registrant's Common Stock on the Nasdaq National Market.
`
At January 31, 1996 there were 30,140,315 shares of the registrant's Common Stock outstanding and 2,757,000 shares of registrant's Depositary Shares outstanding (representing 275,700 shares of Preferred Stock).


                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                      Form l0-K Part

     Proxy Statement for l996 Annual Meeting   Part III



                           THE LIPOSOME COMPANY, INC.
                         1995 ANNUAL REPORT - FORM 10-K


TABLE OF CONTENTS

ITEM NO.                                                    PAGE

Part I                                                        4

  1. Business                                                 4
      Overview/Business Strategy                              4
      Product Development                                     6
      Manufacturing                                          11
      Marketing Strategy                                     12
      Credit and Working Capital Practices                   12
      Human Resources                                        12
      Patents and Proprietary Technology                     13
      Governmental Regulation                                14
      Competition                                            15
      Executive Officers                                     16
  2. Properties                                              19
  3. Legal Proceedings                                       19
  4. Submission of Matters to a Vote of Security Holders         19


Part II                                                      20

  5. Market for Registrant's Common Equity and Related
      Stockholder Matters                                    20
  6. Selected Financial Data                                 21
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    22
  8. Financial Statements and Supplementary Data             27
  9. Disagreements on Accounting and Financial Disclosures       27

Part III                                                     28

 10. Directors and Executive Officers of the Registrant          28
 11. Executive Compensation                                  28
 12. Security Ownership of Certain Beneficial Owners
      and Management                                         28
 13. Certain Relationships and Related Transactions          28


Part IV                                                      29

 14. Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                               29


PART I

Item l.  Business

OVERVIEW/BUSINESS STRATEGY

  The Liposome Company, Inc. is a leading biotechnology company engaged in the discovery, development, manufacturing and marketing of proprietary lipid and liposome-based pharmaceuticals for inadequately treated, life-threatening illnesses. ABELCETTM (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, United Kingdom, Spain, Luxembourg and Iceland and is the subject of marketing application filings in several other countries. The Company's U.S. sales force is currently marketing ABELCETTM to major hospitals throughout the nation.

  In addition to ABELCETTM, the Company's other lead products are TLC C-53 and TLC D-99. TLC C-53, liposomal prostaglandin E1, is being developed by the Company primarily for the treatment of Acute Respiratory Distress Syndrome ("ARDS"). In October, 1995, the Company commenced a pivotal Phase III double-blind, placebo-controlled clinical study of TLC C-53 in ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with Pfizer Inc. ("Pfizer") primarily as a first line treatment of metastatic breast cancer, and is undergoing Phase III clinical testing. The Company also has a discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

  ABELCETTM has been developed for the treatment of systemic fungal infections such as aspergillosis, candidiasis and cryptococcal meningitis occurring primarily in immunocompromised patients such as cancer chemotherapy patients, organ and bone marrow transplant recipients and people with AIDS. In May, 1995, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for ABELCETTM. Following a priority review, in November, 1995 the FDA approved ABELCETTM for marketing to treat patients with aspergillosis who have failed on, or who are intolerant of amphotericin B. In February, 1995, the Company received approval to market ABELCETTM in the United Kingdom for the treatment of severe systemic fungal infections in patients who have not responded to conventional amphotericin B, or to other systemic antifungal agents, and to patients who have renal impairment or other contraindications to conventional amphotericin B. During 1995, the Company received similar approvals in Spain, Luxembourg and Iceland. The Company has filed for marketing approval of ABELCETTM in several other countries and is awaiting regulatory action in those countries. The Company's strategy is to promote ABELCETTM with its own marketing and sales force in most markets, as it is currently doing in the United States and the United Kingdom, and, where appropriate, to enter into marketing and distribution agreements with established local partners, as the Company has done with Laboratorios Esteve S.A. ("Esteve") in Spain and, upon receipt of regulatory approval, in Portugal.

  TLC C-53, liposomal PGE1, is being developed for the treatment of severe acute inflammatory and vaso-occlusive conditions. In November, 1994, the Company completed a 25 patient Phase II study of TLC C-53 as a treatment for ARDS, the results of which were presented to the Society of Critical Care Medicine at its February, 1995 conference and at several other forums during 1995. The results of this study demonstrated, with statistical significance, that TLC C-53, when compared to a placebo, reduces a patient's dependence on mechanical ventilation and improves lung compliance and oxygenation, and also displayed a favorable trend in mortality. As a result, the Company initiated a pivotal Phase III study of TLC C-53 in October, 1995 for the treatment of ARDS. Approximately 350 patients are expected to be enrolled in the study, which is anticipated to be completed in the first half of 1997.

  TLC D-99, liposomal doxorubicin, is targeted for the treatment of a variety of solid tumors, most importantly metastatic breast cancer. TLC D-99 is being jointly developed by the Company and Pfizer pursuant to an agreement entered into in 1990. In May, 1995, researchers from the M.D. Anderson Cancer Center presented results of a Phase II study where TLC D-99 was given in combination with cyclophosphamide and 5-fluorouracil (anti-tumor drugs) to metastatic breast cancer patients. The researchers reported that, of the 41 evaluable patients in the trial, there was an overall (partial/complete) response rate of 73% (30 patients). Two Phase III clinical trials by Pfizer are continuing to test TLC D-99 as a first line treatment of metastatic breast cancer. These trials are expected to continue patient accrual during 1996 and into 1997.


PRODUCT DEVELOPMENT

     The following table summarizes the principal product development activities of the Company:
                                 WORLDWIDE MARKETING RIGHTS
PRODUCT/PROGRAM                 USE                                 STATUS(1)
ANTI-INFECTIVE
ABELCETTM   Aspergillosis in patients  United States - Marketing and sales
         The Liposome Company
                  refractory to, or intolerant of,
                  amphotericin B.

                  Systemic Fungal Infections

        United Kingdom and Spain - Marketing and
          sales;   Other European countries -
      The Liposome Company (Spain -
    Marketing approvals received or pending     market and distribute with
                                     Laboratorios Esteve, SA)

INFLAMMATION
TLC C-53          ARDS                              Phase III ongoing
  The Liposome Company

Research Program  Diseases of inflammatory origin   Research
      The Liposome Company
CANCER
TLC D-99          Metastatic Breast Cancer          Phase III ongoing
 Pfizer (2)

                  Various cancers
Research Program                                    Research
    The Liposome Company
CARDIOPULMONARY
TLC C-53          AMI (heart attack)                Phase II ongoing
                        The Liposome Company


(1) Phase I-III clinical trials denote safety and efficacy tests in human patients in accordance with FDA guidelines as follows:
      Phase I:  Dosage and tolerance studies.
           Phase II:     Detailed evaluations of safety and efficacy.
            Phase III:     Larger scale evaluation of safety and efficacy
            potentially requiring larger patient numbers, depending on the clinical indication for which marketing approval is sought.
      See "Governmental Regulation."

(2)  The Company has marketing rights in Japan.


TECHNOLOGY

     The Company's products are based on its proprietary technology that employs liposomes or lipid complexes as either a vehicle to deliver an active therapeutic ingredient or as a component of a drug. Liposomes are microscopic man-made spheres composed of lipids that can be engineered to entrap drugs or other biologically active molecules. In many cases, liposomal pharmaceuticals can provide better efficacy and less toxicity than might otherwise result from alternative therapies. In addition, the Company believes that it is developing the first product, TLC C-53, in which liposomes facilitate the active components of a pharmaceutical. The Company's products currently marketed or in development will be administered through intravenous injection.

PRODUCT APPROVED FOR MARKETING

     ABELCETTM Amphotericin B Lipid Complex Injection (formerly called ABLC(R))

     ABELCETTM (amphotericin B lipid complex injection) has been approved for marketing for certain therapeutic applications and is being sold in the United States, the United Kingdom and Spain and certain other countries. Marketing applications are in various stages of review in several additional countries.

     Systemic fungal infections are a major threat to those patients whose immune systems are compromised, such as cancer chemotherapy patients, organ and bone marrow transplant recipients and people with AIDS. The three major types of these infections are candidiasis, aspergillosis and cryptococcosis. The Company is marketing ABELCETTM in the United States for the treatment of aspergillosis in patients who have failed on or who are intolerant of conventional amphotericin B. In the United Kingdom, Spain and certain other countries ABELCETTM is marketed as a second line treatment for severe systemic fungal infections.

     Amphotericin B is a broad spectrum polyene antifungal agent, which has been marketed for many years as a treatment for many systemic fungal infections, including candidiasis, aspergillosis, cryptococcosis and other yeast or mold infections. However, the utility of amphotericin B has been limited by its propensity to cause serious side effects, particularly to the kidneys. ABELCETTM, which consists of amphotericin B in a lipid complex, is designed to reduce the risk of toxicities associated with amphotericin B while maintaining at least equivalent efficacy. Over 1300 patients worldwide have been treated with ABELCETTM in comparative and open-label clinical trials as well as in emergency use protocols through December 1995. Results of clinical trials and compassionate use protocols for ABELCETTM have been presented at medical conferences in the U.S. and abroad.

     In May, 1995, the Company filed an NDA for ABELCETTM with the FDA. Following a priority review, the product was cleared for marketing in November 1995 for the treatment of aspergillosis in patients who have failed on, or who are intolerant of, amphotericin B. The Company commenced shipments of ABELCETTM in the U.S. in December 1995.

     The ABELCETTM package insert references clinical data indicating an overall 39% response rate with ABELCETTM in patients with aspergillosis who were refractory to or intolerant of Amphotericin B. Although not directly comparable, data from a historical control study in patients who received amphotericin B as a first line treatment for aspergillosis demonstrated a 23% response rate. Patients with aspergillosis and serum creatinine levels (an indicator of kidney toxicity) above 2.5 mg/dL who initiated treatment with ABELCETTM experienced a decline in serum creatinine during treatment.
Decreasing creatinine levels generally indicate improving kidney function.
Serum creatinine levels were also lower during treatment with ABELCETTM when compared to the serum creatinine levels of patients treated with conventional amphotericin B in the historical control group.

     The package insert also states that in a randomized study of ABELCETTM for the treatment of invasive candidiasis, it was demonstrated in patients with normal baseline renal function that the incidence of nephrotoxicity was significantly less for ABELCETTM at a dose of 5 mg/kg/day than for conventional amphotericin B at a dose of 0.7 mg/kg/day.

     The Company has filed applications to market ABELCETTM in several other countries. In February, 1995, the Company received approval to market amphotericin B lipid complex under the trademark ABELCETTM from the Medicines Control Agency of the United Kingdom. ABELCETTM was approved in the U.K. for the treatment of severe systemic fungal infections in patients who have not responded to conventional amphotericin B or to other systemic antifungal agents or who have renal impairment or other contraindications to conventional amphotericin B. During 1995, the Company also received approval to market ABELCETTM in Spain, Luxembourg and Iceland. The Company believes it may receive marketing approvals in additional countries during 1996 and in later years.

     The Company owns worldwide rights to manufacture and market ABELCETTM. In 1985, the Company entered into a licensing and development agreement for ABELCETTM with the E.R. Squibb & Sons Company, now Bristol-Myers Squibb ("BMS"). As of January 1, 1993, the Company reacquired these rights from BMS and assumed all financial responsibility for the development of ABELCETTM. The Company has agreed to pay BMS a royalty on worldwide sales of ABELCETTM. The Company has also entered into a supply agreement with BMS for amphotericin B raw material, but is free to access alternate suppliers of such raw material, subject to regulatory constraints. In December, 1995 the Company entered into a marketing and distribution agreement with Esteve for the marketing of ABELCETTM in Spain and, upon receipt of regulatory approval, Portugal. Esteve is a leading marketer of pharmaceutical products headquartered in Barcelona, Spain. Under the agreement, Esteve will promote and sell ABELCETTM and the Company will be responsible for overall strategy and product management.

PRODUCTS IN CLINICAL TRIALS

     The Company has two other products in clinical trials for multiple indications: TLC C-53 and TLC D-99.

     TLC C-53

     The Company is developing TLC C-53, liposomal PGE1, for the treatment of a variety of severe acute inflammatory conditions and vaso-occlusive diseases.

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

     When the body receives an insult, such as infection, massive trauma or heart attack, cells can release into the blood a variety of chemical agents or mediators, including interleukin-1 ("IL-1"), tumor necrosis factor ("TNF"), and others. When any of these mediators encounters certain types of cells in the body such as neutrophils (cells that circulate in the bloodstream) or endothelial cells (cells that form the lining of the blood vessels), these cells may become activated. When neutrophils and endothelial cells are activated they can then adhere to each other as part of the normal inflammatory response. In some patients, the normal process of activation continues unchecked and an inflammatory condition known as SIRS (systemic inflammatory response syndrome), including ARDS and sepsis, may result.

     ARDS stems from a variety of severe insults including trauma, burns, sepsis, aspiration and hyperoxia. In ARDS, white opacities are seen in the lung fields on radiological examination, reflecting the congestion of the lung air spaces with fluid that has leaked through capillaries that had been damaged by mediators of inflammation released by the activated neutrophils. Thirty to fifty percent of the patients in the United States annually afflicted with ARDS die because the lungs become so full of fluid that oxygen can no longer be transported with efficiency into the blood. There is currently no satisfactory specific therapy for ARDS and no drugs have been approved for its treatment.

     TLC C-53 appears to function as a novel "universal off-switch" that not only decreases neutrophil activation by IL-1, TNF, and other factors, but also may deactivate these cells even after they have been activated. By down-regulating neutrophils in this way, TLC C-53 is believed to reduce abnormal cellular adhesion which in turn prevents the release of the mediators of inflammation, such as oxygen free radicals (a chemically highly active form of oxygen) and lysosomal enzymes (enzymes normally contained within small cavities called "lysosomes" inside certain types of cells).

     In 1990, the Company commenced preclinical development of TLC C-53, including efficacy tests with TLC C-53 in preclinical models of ARDS and Acute Myocardial Infarction ("AMI"), or heart attack. In two animal models of ARDS tested at The Webb-Waring Lung Institute, one of the leading ARDS research centers in the United States, it was shown that TLC C-53 could significantly prevent the leakage of fluid into the lung. In 1992, the Company filed an Investigational New Drug ("IND") application with the FDA and started Phase I safety trials in healthy volunteers in the United States and in Europe.

     During 1994, the Company conducted a Phase II trial of TLC C-53 as a treatment for ARDS. Results of the 25 patient randomized, placebo controlled trial were presented at the Society of Critical Care Medicine's 24th Educational and Scientific Symposium in February, 1995 and were published in the January 1996 issue of Critical Care Magazine. The investigators concluded that in patients with ARDS, TLC C-53 was associated with statistically significant improvement in oxygenation (the ability of the lungs to transmit oxygen into the bloodstream) at three days, increased lung compliance (an indirect measure of lung function), and decreased dependency of patients on mechanical ventilation. The investigators also concluded that TLC C-53 was well tolerated.

     Following discussions with the FDA, in October, 1995, the Company commenced a pivotal Phase III study of TLC C-53 as a treatment for ARDS. This is a randomized, double-blind, placebo-controlled study similar to the Phase II study. Lung function for patients entering the study must have deteriorated to the point that mechanical ventilation is required. The primary endpoint of the study will be a comparison of the time elapsed from the first administration of drug or placebo until patients are removed from mechanical ventilation. The Phase III study is expected to be conducted at 40 to 45 centers in the U.S. and will enroll approximately 350 patients. The Company expects the study to be completed in the first half of 1997.

     The Company has also commenced an additional study in Europe for TLC C-53 in ARDS. This multi-center study is being conducted to evaluate an alternative dosing regimen and to expand the safety profile of TLC C-53.

     Cardiovascular Applications. The factors discussed above that activate neutrophils and endothelial cells also activate platelets, a type of blood cell that, among other functions, plays a key role in blood clotting. Platelets are also activated when they contact the cells that line the arteries, which can often occur during coronary angioplasty. Once activated, platelets adhere to each other (called aggregation) as well as to endothelial cells and the extracellular matrix. In some patients, further myocardial damage may occur after the coronary arteries have been opened by the infusion of Tissue Plasminogen Activator ("t-PA"), a clot dissolving agent. This so-called "reperfusion injury" is believed to be initiated by activation of neutrophils.

     TLC C-53, in addition to inhibiting neutrophils, is believed to inhibit platelet aggregation. Thus the drug may allow more patients with AMI to achieve complete patency (reopening of the coronary arteries) and a faster clot to lysis time following treatment with t-PA. TLC C-53 also holds the potential for reducing reperfusion injury and subsequent cardiac damage due to its proposed action on neutrophils.

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

     At year-end 1994, the Company started a Phase II randomized, placebo-controlled trial to evaluate TLC C-53 as an adjunct to t-PA in the treatment of heart attacks. In the trial, patients will receive either TLC C-53 or a placebo in addition to t-PA, heparin and aspirin.

TLC D-99

     The Company and Pfizer are jointly developing TLC D-99, liposomal doxorubicin. The primary emphasis of the program has been to develop the drug as a first line treatment for metastatic breast cancer. Over 400 patients were enrolled in TLC D-99 clinical trials through December, 1995.

     One of the most widely-used chemotherapeutic drugs is doxorubicin, which is used in the treatment of many solid tumors, leukemias and lymphomas. Doxorubicin, in addition to the acute toxicities typical of chemotherapeutic drugs, can cause irreversible cardiac damage which is often the cumulative dose-limiting factor for such anthracycline (anti-cancer) chemotherapeutic agents. The individual maximum dosage given to a patient is limited by these and other toxic side effects.

     Preclinical studies indicated that, as compared to free doxorubicin, TLC D-99 has greatly reduced toxicity, including cardiotoxicity and mucositis. In a preclinical model, TLC D-99 was shown to deliver, at comparable doses, two to three times as much drug to the site of the tumor as compared to free doxorubicin. In addition, preclinical studies in standard tumor models comparing the use of TLC D-99 and free doxorubicin to treat leukemia and several solid tumors show a better tumor response and an increase in the survival period of the test animals receiving TLC D-99 as compared to free doxorubicin.

     At the American Society of Clinical Oncology conference in May, 1995, researchers from the M.D. Anderson Cancer Center presented results of a third Phase II study of 41 metastatic breast cancer patients in which TLC D-99 was given in combination with cyclophosphamide, an anti-neoplastic agent, and 5-fluorouracil. The researchers reported that there was an overall response rate of 73% (30 patients). Of these, 28 patients demonstrated a partial response (defined to include a reduction in tumor size of 50% or more), and two patients demonstrated a complete response. The researchers concluded that the encapsulation of doxorubicin appears to permit higher cumulative doses than would be expected with conventional doxorubicin because of the diminished cardiotoxicity.

     In December, 1994, two Phase III trials were commenced by Pfizer to test TLC D-99 as a first line treatment for patients with metastatic breast cancer. One trial compares TLC D-99 as a single agent to conventional doxorubicin alone, while the other compares a combination of TLC D-99 and cyclophosphamide to doxorubicin and cyclophosphamide. The objective of each study is to show that TLC D-99, alone or in combination with cyclophosphamide, is as effective as conventional doxorubicin alone or in combination with cyclophosphamide, but that TLC D-99 is significantly safer, particularly with regard to cardiotoxicity. Each trial is expected to be conducted at 40 to 50 sites and to involve approximately 350 patients. Patient accrual is expected to continue at least through 1996.

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

OTHER RESEARCH PROGRAMS

     The Company is conducting research in the areas of cancer and inflammation and has an in vitro and in vivo screening facility, including cell lines and a mouse xenograft capability to support its cancer research. Its inflammation research is directed towards the discovery and development of new and improved anti-inflammatory agents.

RESEARCH COSTS

     During 1995, 1994 and 1993, the Company's research and development costs were approximately $30.1 million, $31.7 million and $25.1 million, respectively.

     There can be no assurance that any of the products described above or resulting from the Company's research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

MANUFACTURING

     The Company has constructed and validated a multiproduct manufacturing facility at its Princeton site. This facility has been designed to manufacture ABELCETTM, TLC D-99 and TLC C-53 and to accommodate manufacturing for future products using similar processes. The Company currently uses this facility to manufacture commercial supplies of ABELCETTM. This facility has been approved by the FDA for the manufacture of ABELCETTM for sale in the United States and by the Medicines Control Agency of the United Kingdom for the manufacture of ABELCETTM for sale in that country. This latter approval is also acceptable to regulatory authorities in other European Union ("EU") countries.

     In July, 1992, the Company purchased a manufacturing facility in Indianapolis, Indiana, for the commercial production of the Company's products and is in the process of retrofitting a portion of this facility to manufacture ABELCETTM. The refitting of this facility and the purchase, installation and validation of substantial additional processing equipment at an aggregate cost of approximately $13 million will be necessary before any production can commence. The Company has expended approximately $6 million on retrofitting the facility through December, 1995. Approval by the FDA in the United States, or regulators in other countries in which sales are to be made, of the manufacture of products in the Indianapolis facility will be required prior to commercial sales of such products in jurisdictions subject to such regulatory authorities.

     The Company believes that its current facilities and staff are adequate for the manufacture of preclinical and clinical supplies of its products, and for the production of commercial quantities of ABELCETTM. However, the potential long-term commercial demand for ABELCETTM may exceed the capacity of the Princeton manufacturing facility.

     The Company has several patented or proprietary processes for the manufacture, handling and loading of liposomes and lipid complex products.

MARKETING STRATEGY

     The Company's strategy is to market its own products in the United States and internationally, where such direct marketing is believed to be appropriate and cost effective. In the United States, the Company has hired and trained a
sales force of twenty experienced representatives to market ABELCETTM.   Sales
representatives are based in key cities throughout the U.S. and are solely dedicated to the sale of ABELCETTM to hospitals. The Company has and expects to enter into marketing and distribution arrangements in certain countries where the Company's efforts can be leveraged through strong local partners.

     The Company has established a European headquarters in London, England with a sales force to market and sell ABELCETTM in the United Kingdom. The Company has entered into a marketing and distribution agreement with Esteve for the sale of ABELCETTM in Spain and, upon receipt of regulatory approval, Portugal.
Esteve is a leading marketer of pharmaceutical products headquartered in Barcelona, Spain.

CREDIT AND WORKING CAPITAL PRACTICES

     The Company's credit practices and related working capital needs are believed to be comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

     Customers may return defective or out of date merchandise for credit or replacement. Such returns have been insignificant.

HUMAN RESOURCES

     At December 31, 1995, the Company had 297 full-time employees, 33 of whom hold Ph.D. degrees and four of whom hold M.D. degrees or the foreign equivalent. Of these employees, 219 are engaged in research, development, clinical development and manufacturing activities, 41 in sales and marketing and 37 in administration.

     The Company considers its relations with its employees to be excellent. None of its employees is covered by a collective bargaining agreement. The Company attempts to offer competitive compensation and fringe benefits programs.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company considers the protection of its proprietary technology rights to be important to its business. In addition to seeking United States patent protection for many of its inventions, the Company files patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of its foreign business. As of December 31, 1995, the Company had 59 United States patents as well as 434 foreign counterpart patents, and 61 United States patent applications and 734 foreign counterpart patent applications (including designated countries filed under patent treaties) pending. Patents issued and applied for cover inventions including new types of liposomes and their preparation, processes for the therapeutic application of liposomes, lipid purification, lipid based delivery systems and product compositions. The Company has acquired and licensed proprietary technology from universities, research organizations and other companies in return for payments and continuing royalty obligations. The Company has obtained patents in the United States for inventions which may be employed with respect to ABELCETTM, TLC D-99 and TLC C-53 and has patent applications pending in Europe and Japan for such inventions. The Company has been awarded patents and has patent applications pending for inventions which may be employed with respect to these and other products in various selected countries, as well. In Europe several of the Company's granted patents are being opposed by other companies. Loss of some of these oppositions could result in decreased patent protection for the Company's products.

     On May 17, 1993, Vestar, Inc. ("Vestar," now NeXstar Pharmaceuticals, Inc.) filed suit against the Company in the United States District Court for the District of Delaware, seeking a declaratory judgment that one of the Company's patents (U.S. Patent No. 4,880,635, the "635 Patent") was invalid, unenforceable and not infringed by Vestar's AmBisome product. The Company filed a request for reexamination of the 635 Patent in July, 1993, and requested a stay of Vestar's suit pending completion of the reexamination process. The Court granted a stay, which remains in force, as the reexamination proceeds. The Company does not intend to rely on the 635 Patent as the primary means of protection for any of its products currently being marketed or in development.

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

     The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical tests, (ii) submission to the FDA of an application for an IND which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to and acceptance by, the FDA of an NDA with respect to drugs or a Product License Application ("PLA") with respect to biologics, and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practice as appropriate for production.

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

     Sales of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country. In the European Union ("EU"), the general trend has been toward coordination of common standards for clinical testing of new drugs. Generally, the level of regulation in the EU and other foreign jurisdictions is somewhat less comprehensive and burdensome than regulation in the United States, but there are differences and, in a few instances, foreign regulations may be more burdensome than FDA requirements. The time required to obtain regulatory approval from the comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA approval.

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

     Competition from other companies will be based on scientific and technological factors, the availability of patent protection, the ability to commercialize technological developments, the ability to obtain government approval for testing, manufacturing and marketing and the economic factors resulting from the use of those products, including their price. There are many companies, both public and private, including well-known pharmaceutical and chemical companies, many of which have greater capital resources than the Company, that are seeking to develop lipid and liposome based products as well as products based on other drug-delivery technologies for therapeutic, diagnostic and vaccine applications.

     The Company is aware that other companies are developing lipid-based or liposomal amphotericin B products. One such company has been selling a liposomal amphotericin B in certain European countries, including the United Kingdom, for approximately five years. Another received approval during 1994 to market its product, and its licensee is currently marketing such product, in the United Kingdom and certain other countries. In November, 1995 a competitor of the Company filed an NDA with the FDA for its version of a lipid based amphotericin B product and the FDA has accepted such filing for review. Another competitor, or its licensee, is expected to file an NDA for its version of a liposomal amphotericin B drug. Neither company has been granted an approval to market any such lipid-based or liposomal amphotericin B products in the United States.

     Two of the Company's competitors are developing liposomal anthracycline products for the treatment of Kaposi's Sarcoma and certain types of cancer. The FDA has granted accelerated approval to one competitor for its product for the treatment of Kaposi's Sarcoma where other agents have failed. An advisory committee of the FDA has recommended that the FDA approve the application of a separate competitor for another such product for the treatment of Kaposi's Sarcoma, but no such approval has yet been granted.

     Other groups active in the field include colleges, universities, and public and private research institutions which are becoming more active in seeking patent protection. These institutions have also become increasingly competitive in recruiting personnel from a limited number of scientists and technicians.




EXECUTIVE OFFICERS

     Information with respect to the executive officers of the Company furnished by them as of February 15, 1996 is set forth below:

NAME                      AGE      POSITION
Charles A. Baker          63       Chairman of the Board, President,
Chief Executive Officer and Director

Edward G. Silverman       42       Executive Vice President and
                                   Chief Operating Officer

James A. Boyle, M.D., Ph.D.        59   Senior Vice President, Medical
                                   and Regulatory Affairs

Brooks Boveroux           52       Vice President, Investor Relations

Ralph del Campo           44       Vice President, Manufacturing
Operations

Carol J. Gillespie        50       Vice President, General Counsel and
Secretary

Andrew S. Janoff, Ph.D.   47       Vice President, Research

George G. Renton          43       Vice President, Human Resources

Spiro G. Rombotis         37       Vice President, International
                                   Operations

Donald D. Yarson          42       Vice President, Sales and Marketing


  CHARLES A. BAKER was named Chairman of the Board, President and Chief Executive Officer of the Company in December, 1989. Just prior to joining the Company he was a business development and licensing advisor to several small biotechnology companies. Mr. Baker served in several capacities in senior management at Squibb Corporation (now Bristol-Myers Squibb Company), including the positions of Group Vice President, Squibb Corporation and President, Squibb International. He also held various senior executive positions at Abbott Laboratories and Pfizer Inc. Mr. Baker received an undergraduate degree from Swarthmore College and a J.D. degree from Columbia University. Mr. Baker also serves as a director of Regeneron Pharmaceuticals, Inc., a biotechnology Company. He is also a member of the Science Advisory Council of Rutgers University and a member of the Council of Visitors of the Marine Biology Laboratory, Woods Hole, Massachusetts, a not-for-profit research organization.

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

  ANDREW S. JANOFF, Ph.D., joined the Company in 1981 and has been Vice President, Research since January, 1993. He is an adjunct faculty member in the Department of Pathology and Cell Biology at Thomas Jefferson University and serves on The Committee on Science and the Arts at the Franklin Institute, Philadelphia, PA. He also serves on the Editorial Board for The Journal of Liposome Research. Dr. Janoff is author of over seventy (70) scientific articles, reviews and awarded US Patents. Prior to joining the Company, Dr. Janoff held joint appointments as Research Fellow in Pharmacology at Harvard Medical School and Research Fellow in Anesthesia at the Massachusetts General Hospital. Dr. Janoff holds a B.S. degree in biology from The American University, Washington, D.C. (1971) and M.S. and Ph.D. degrees in biophysics from Michigan State University (1977 and 1980, respectively).

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

  DONALD D. YARSON joined the Company as Vice President, Marketing and Sales in February, 1995. From 1993 until 1995, he was President of TriGenix, Inc., a contract sales, marketing and reimbursement organization. He was Director of Marketing for Genzyme Corporation from 1991 to 1993, and before that he was with Genentech Inc. for over four years, serving most recently as Senior Product Manager for Protropin (human growth hormone). He has also held sales and marketing positions with Ciba Geigy. Mr. Yarson received a B.S. degree from Sacred Heart University in 1975.




Item 2.  Properties

     The Company leases space in all of one and a portion of two other facilities in Princeton, New Jersey and owns a manufacturing facility in Indianapolis, Indiana.

     The Company currently leases a building of approximately 50,000 square feet that houses its scientific laboratories, manufacturing facilities and certain offices in the Princeton Forrestal Center located near Princeton, New Jersey. The lease, with an initial term of twelve years, commenced January 1, 1995, and the Company has options to renew for up to an additional ten years. Lease payments for the year ended December 31, 1995 totaled approximately $568,000. Future lease payments are subject to certain contractual escalations. The Company also leases approximately 28,500 square feet of office space located in the Princeton Forrestal Center. The lease commenced March 1, 1993, with an initial lease term of ten years. Payments under this lease for the year ended December 31, 1995 totaled approximately $597,000. In January, 1995, the Company entered into a three year lease for approximately 13,200 square feet of office/warehouse space near its corporate offices. The Company also rents office space in London, England and Paris, France.

     In July, 1992, the Company purchased a pharmaceutical manufacturing facility of approximately 55,000 square feet located on 26 acres of land located in Indianapolis, Indiana. The Company is retrofitting and equipping certain portions of the facility to manufacture ABELCETTM. See "Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations ---- Liquidity and Capital Resources."


Item 3.  Legal Proceedings

   Recent intellectual property litigation is described under "Business-Patents and Proprietary Technology".

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

   (a)    Market Information

   The Company's Common Stock is traded on the Nasdaq National Market System under the symbol LIPO. The following table sets forth for the periods indicated the high and low sale price for the Common Stock:

                                           HIGH     LOW
    1995
       4th Quarter                      $21.750  $13.000
       3rd Quarter                       17.750   10.125
       2nd Quarter                       11.500    8.375
       1st Quarter                       13.375    7.875

    1994
       4th Quarter                       10.750    6.375
       3rd Quarter                        8.125    4.750
       2nd Quarter                        6.500    4.875
       1st Quarter                        7.750    5.875

   (b)    Holders

   At December 31, 1995, there were approximately 1401 stockholders of record of the Company's Common Stock.

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


Item 6.  Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for
each of the five years in the period ending December 31, 1995.
  The information set
forth below should be read in conjunction with Management's Discussion and
 Analysis
of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere herein.

CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:                   Year Ended December 31,
                              1995       1994    1993     1992         1991
                                    (In thousands, except per share figures)
Product Sales                 $ 6,164  $     --  $     -- $     -- $     --
Collaborative research
  and development revenues     6,589     5,831     4,877    5,767    5,938
Licensing and other fees           --        50       541      312      319
Interest and investment income  2,964     4,559    7,624    4,810        2,575

  Total revenues              15,717    10,440    13,042   10,889    8,832

Cost of goods sold              2,304        --        --       --       --
Research and
  development expenses        30,149    31,713    25,072   15,000    9,326
Selling, general and
  administrative expenses     18,631    12,072    10,193    5,488    3,586
Interest expense                  294       308       254       76        6

  Total expenses              51,378    44,093    35,519   20,564   12,918

Net loss                     (35,661)  (33,653)  (22,477)  (9,675)  (4,086)

Preferred Stock dividends     (5,348)   (5,348)   (5,348)       --       --

Net loss applicable to
  Common Stock             $(41,009) $(39,001) $(27,825)$ (9,675)$ (4,086)

Net loss per share applicable
  to Common Stock            $  (1.50) $  (1.64) $  (1.18)$   (.43)$   (.22)

Weighted average number of
ommon shares outstanding     27,293    23,850   23,536   22,384       18,221

CONSOLIDATED BALANCE
SHEETS DATA:                                         December 31,
                               1995    1994      1993     1992       1991
                                                       (In thousands)

Cash and marketable securities(1)  $72,333  $ 72,157 $119,743  $76,399 $45,678
Working capital                53,119   51,7463   102,139   71,910   43,604
Total assets                  105,926    93,196   139,632   92,756   50,803
Total long-term liabilities     4,104     5,917     7,696    2,986      607
Accumulated deficit         (144,520) (108,859)  (75,206) (52,729) (43,054)
Total stockholders' equity(2)    89,832    78,353  122,347   83,200     46,861

(1)Includes restricted cash of $6,642, $4,880 and $4,748 in 1995, 1994 and 1993, respectively. See Note 1 of Notes to Consolidated Financial Statements.
(2)In 1993, the Company adopted the provisions of Financial Accounting
 Standard 115
"Accounting for Certain Investments in Debt and Equity Securities." The
 effect of
this adoption was to increase Total stockholders' equity by $650 in 1993 and reduce
Total stockholders' equity by $5,033 and $543 in 1994 and 1995 respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

  The Liposome Company, Inc. (the "Company") is a leading biotechnology company engaged in the discovery, development and commercialization of proprietary lipid and liposome-based pharmaceuticals for the treatment, prevention and diagnosis of inadequately treated, life-threatening illnesses. ABELCETTM (amphotericin B lipid complex injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, United Kingdom, Spain, Luxembourg and Iceland and is the subject of marketing application filings in several other countries. In addition to ABELCETTM, the Company's other lead products are TLC C-53 and TLC D-99. TLC C-53, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being accrued into a pivotal Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

RESULTS OF OPERATIONS

 Revenues

  Total revenues for the year ended December 31, 1995 were $15,717,000, an increase of $5,277,000 or 50.5% as compared to the year ended December 31, 1994. Revenues in 1994 were $10,440,000, a decrease of $2,602,000 or 20.0% compared to the 1993 level. The primary components of revenues for the Company are collaborative research and development revenues, interest and investment income and commencing in 1995, product sales.

  In May, 1995 the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for ABELCET. The application was given a priority review, and in November, ABELCET was cleared for marketing by the FDA for the treatment of aspergillosis in patients who have failed on or who are intolerant of conventional amphotericin B. Initial U.S. shipments of ABELCET were made in December. In February, 1995, the Company received approval from the Medicines Control Agency of the United Kingdom to market ABELCET for the second line treatment of severe systemic fungal infections. During 1995, the Company received similar approvals in Spain, Luxembourg and Iceland. In the U.S. as well as the U.K., the Company is marketing ABELCET with its own sales force as it intends to do in several other countries. Product sales for 1995 amounted to $6,164,000 of which sales to international customers totaled $3,010,000. There were no product sales in 1994 or 1993.

   Collaborative research and development and other revenues were $6,589,000 for 1995, which was $708,000 or 12.0% higher than 1994 revenues. Collaborative research and development and other revenues were $5,881,000 for 1994, which was $463,000 or 8.5% higher than 1993. The Company earned its collaborative research and development revenues from two corporate sponsors, Pfizer, Inc ("Pfizer") and Schering A.G. (Berlin), in 1995, 1994 and 1993. The Company is continuing development of its liposomal doxorubicin product TLC D-99 with Pfizer as its corporate sponsor. The agreement between the Company and Schering A.G. was terminated on March 29, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  Interest and investment income for the years ended December 31, 1995, 1994, and 1993 was $2,964,000, $4,559,000, and $7,624,000, respectively. Interest and investment income in 1995 decreased by $1,595,000 or 35.0% from 1994. Interest and investment income in 1994 was $3,065,000 or 40.2% less than that in 1993. During the second and third quarters of 1995 and the first quarter of 1993 the Company raised capital through the sale of equity securities. Net proceeds to
the Company from these sales were $43,191,000         and $65,735,000,
respectively. No significant amounts of capital were raised during 1994. Fluctuations in interest and investment income are primarily due to the significant changes in the level of cash balances the Company had available for investment as a result of these financings, the operating losses and dividend and capital expenditures incurred and the rates of interest earned on the investment portfolio.

  The components of revenue can increase or decrease significantly based upon the level of product sales and the level of cost reimbursement under research collaborations, the possible initiation of new licensing agreements and, in the case of interest and investment income, the level of cash balances available for investment and the rate of interest earned and gains and losses, if any, realized on the sale of such investments.

 Expenses

  Total expenses for 1995, 1994 and 1993 were $51,378,000, $44,093,000 and
$35,519,000, respectively. Expenses in 1995 increased 16.5% compared to 1994 and expenses in 1994 were 24.1% greater than in 1993. The Company's expenses consist primarily of research and development expenditures to perform basic research, conduct pre-clinical and clinical studies and other related product development activities, manufacture supplies of product for such testing, and prosecute applications to test and market products before various government regulatory authorities. General and administrative expenses are incurred to support the Company's operating activities. Selling expenses are incurred to market and sell the Company's commercial products. In 1995, cost of sales were incurred for the manufacture and distribution of ABELCETTM. The Company expects its aggregate expenses to continue to increase due to increased product sales as well as increased clinical trial and development costs associated with the progression of its lead proprietary products through late stage development.

  Research and development expenses of $30,149,000 for 1995 decreased $1,564,000 or 4.9% over 1994. This decrease is primarily attributable to the shift in certain manufacturing costs from research and development (to manufacture clinical supplies of ABELCETTM) to cost of sales and product inventory. This decline was partially offset by increased spending for TLC C-53 as this product progressed into phase III clinical trials during 1995. As in prior years, costs associated with the development of TLC D-99 were reimbursed by Pfizer.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  Research and development expenses of $31,713,000 for 1994 increased $6,641,000 or 26.5% over 1993. The primary components of this increase were the costs related to ABELCETTM, TLC C-53 and TLC D-99, reflecting higher expenditures associated with the Company's products progressing to late stages of development; increased staffing levels to support the manufacturing facility located in Princeton, which began operations in early 1994; and the expansion of the Company's medical, regulatory, and biostatistical departments to develop and conduct increased clinical trial activity. In February, 1994, the Company announced that it had suspended further development of Maitec(R), its liposomal gentamicin product, in order to focus its resources on its other products.

  Selling, general and administrative expenses in 1995 were $18,631,000, an increase of $6,559,000 or 54.3% over 1994. The primary components of the increase were costs attributable to expanding the Company's international sales and marketing programs as well as preparation for the commencement of U.S. marketing activities. By year-end 1994, the Company had filed applications to market ABELCET in seventeen countries, and approval to market in the United Kingdom was received in February, 1995. Approval to market ABELCETTM in the U.S. was received in November, 1995.

  Selling, general and administrative expenses in 1994 were $12,072,000, an increase of $1,879,000 or 18.4% over 1993. The primary component of the increase were costs associated with the start up of the international sales and marketing operations in anticipation of launching ABELCET.

  Interest expense for 1995, 1994, and 1993 was $294,000, $308,000, and
$254,000, respectively. Interest expense is mainly comprised of the costs associated with capital leases that funded machinery and construction costs at the Princeton manufacturing facility and mortgage interest related to the Indianapolis, Indiana, manufacturing facility.

 Preferred Stock Dividends

  In January 1993, the Company completed the issuance of 2,760,000 Depositary Shares representing 276,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock with a cumulative dividend of 7.75%. The Company has declared and paid in arrears dividends of $5,348,000 on such Preferred Stock annually since issuance. These dividends are included as part of the Company's net loss applicable to Common Stock and net loss per share of Common Stock.

  Net Loss, Net Loss Applicable to Common Stock and Net Loss Per Share of Common Stock

  The net loss of $35,661,000 for 1995 increased by $2,008,000 or 6.0% compared to 1994. This increase in net loss was due to the increases in total expenses of $7,285,000, and total revenues of $5,277,000. The net loss applicable to Common Stock was $41,009,000 in 1995 and $39,001,000 in 1994 as a result of the operational factors discussed above and the declaration of $5,348,000 of Preferred Stock dividends in each year. The net loss per common share was $1.50 per share for 1995 compared to $1.64 in 1994. The total loss per share of $1.50 comprises $.20 for Preferred Stock dividends and the remainder, $1.30, for the current year net loss.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Although the net loss applicable to Common Stock increased in 1995 compared to 1994, the net loss per share decreased as the Company, during 1995, sold an aggregate of 4,950,000 shares of Common Stock. The impact of these sales increased the weighted average shares outstanding by 3,021,000.

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

  Liquidity and Capital Resources

  The Company had $72,333,000 in cash reserves as of December 31, 1995. The cash reserves include cash and cash equivalents of $3,937,000, short-term investments of $50,451,000, long-term investments of $11,303,000 and restricted cash of $6,642,000. The cash reserves increased $176,000 from 1994 due to capital raised during the year, reduced by the use of funds for operations, capital acquisitions, Preferred Stock dividend payments and the current market value adjustment to investments to comply with the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The cumulative effect at December 31, 1995 of SFAS No. 115 was a net unrealized loss of $543,000. In connection with certain financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $20,000,000. The Company invests its excess cash in a diversified portfolio of high-grade marketable and United States Government-backed securities.

  During 1995, cash used by operations increased to $37,020,000 as compared to $32,407,000 in 1994. The 1995 change in cash used was primarily due to the increase in net loss versus 1994 combined with the increase in other current assets, primarily inventory of marketable product and receivables from product sales. This was partially offset by increases in depreciation and amortization, along with accrued expenses and accounts payable. Funding required for operating activities during 1995 was derived from cash raised from the sale of Common Stock, existing cash balances and the sales of investments as well as from product sales, revenues from corporate sponsors, interest income, and the exercise of stock options. Facility and equipment expenditures increased in 1995 compared to 1994, reflecting funds expended to retrofit the Indianapolis facility to manufacture ABELCETTM. The Company expects the total cost of this project to be approximately $13,000,000.

  At December 31, 1995, the Company had approximately $134,000,000 of operating loss carryforwards, $3,200,000 of research and development credit carryforwards and $45,000 of investment tax credit carryforwards. These carryforwards expire in the years 1996 through 2010. The timing and manner in which these losses are used may be limited as a result of certain ownership changes that occurred pursuant to Internal Revenue Service regulations under Section 382.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  The Company expects to finance its operations from, among other things, the commercial sale of ABELCETTM, the proceeds received from payments under research and development agreements, interest earned on investments and the liquidation of certain investments. Funds may also be provided to the Company by leasing arrangements for capital expenditures. The Company expects to fund Preferred Stock dividends from existing cash reserves. The Company believes that its available cash and marketable securities, revenues from product sales, research and development reimbursements and interest income will be sufficient to meet its expected operating, cash flow and capital expenditures requirements for the intermediate term.

  The Company has called for redemption 50% of its Series A Cumulative Convertible Exchangeable Preferred Stock represented by Depositary Shares effective March 25, 1996 at a price of $26.40 per Depositary Share plus accrued and unpaid dividends. It is also possible that the Company will in the future, call the remaining 50% of the Preferred Stock. Each Depositary Share represents 1/10 of a share of Preferred Stock and is convertible into 1.9455 shares of Common Stock. Should the price of the Company's Common Stock on the redemption date exceed $13.57 plus an amount equal to unpaid dividends (the "trigger price") the Company would expect substantially all of the holders of Depositary Shares called for redemption to convert such Depositary Shares into Common Stock. However, should the value of the Common Stock be below the trigger price on the redemption date, substantially all of the holders of redeemed Depositary Shares would be expected to surrender such shares for redemption. Approximately $36.4 million, plus unpaid dividends, would be required to satisfy redemption requirements of the shares called for redemption should all of such shares be submitted for redemption.

  In connection with the call of the Preferred Stock, the Company has entered into a standby purchase agreement for Depositary Shares that are submitted for redemption, if any. Should Depositary Shares be submitted for redemption, the standby purchasers would purchase from the Company, subject to certain conditions, the number of shares of Common Stock that would have been issuable upon conversion of such redeemed Depositary Shares. The purchase price received from the standby purchasers will reimburse the Company for the redemption price paid for the redeemed Depositary Shares. The Company expects to fund such redemption requirements not satisfied by the standby purchase agreement, if any, from its cash and marketable securities portfolio.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation"
("SFAS 123"). In October 1995, SFAS 123 established financial and reporting standards for stock based compensation plans. The Company anticipates adopting the disclosure only provision of this standard during 1996.

  The Financial Accounting Standards Board, has issued SFAS No. 121 "Accounting for the Impairment of Assets to be Disposed of" which is required to be implemented in 1996. The Company does not anticipate any material impact for the adoption of this standard.



Item 8.  Financial Statements and Supplementary Data

   Reference is made to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flow, Notes to Consolidated Financial Statements, Financial Statement Schedule and Independent Accountants Reports appearing in Item l4(a) of this Form l0-K.


Item 9.  Disagreements on Accounting and Financial Disclosure

   None.


PART III


Item l0.  Directors and Executive Officers of the Registrant

   Information required under this Item relating to executive officers of the Company is included in a separate item captioned "Executive Officers" contained in Part I of this report. Information required under this Item relating to the directors of the Company will be contained in the Company's Proxy Statement for the l996 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item ll.  Executive Compensation

   Information required under this Item will be contained in the Company's Proxy Statement for the l996 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l2.  Security Ownership of Certain Beneficial Owners and Management

   Information required under this Item will be contained in the Company's Proxy Statement for the l996 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l3.  Certain Relationships and Related Transactions

   Information required under this Item will be contained in the Company's Proxy Statement for the l996 Annual Meeting, the relevant portions of which are incorporated herein by reference.





PART IV


Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    l. Financial Statements

   Consolidated financial statements and financial statement schedule listed in the accompanying index are filed herewith.

   2.  Exhibits

   See Exhibit Index included elsewhere in this Report.

(b)    Reports on Form 8-K

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


Index to Financial Statements

                            (Item l4(a)1 and 14(a)2)

                                                                 Page

Consolidated Financial Statements

Report of independent accountants                            31

Consolidated balance sheets at December 3l, l995 and l994        32

Consolidated statements of operations for each of the
  three years in the period ended December 3l, l995          33

Consolidated statements of stockholders' equity for each
  of the three years in the period ended December 3l, l995       34

Consolidated statements of cash flows for each of the
  three years in the period ended December 3l, l995          35

Notes to consolidated financial statements                36-47

Report of independent accountants on financial statement schedule          48

Financial statement schedule                                 49






                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Liposome Company, Inc.:




     We have audited the consolidated balance sheets of The Liposome Company, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Liposome Company, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities.





Princeton, New Jersey
February 2, 1996

                                                        Coopers & Lybrand L.L.P.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                     ASSETS
                                                           December 31,
Current assets:                                            1995    1994
  Cash and cash equivalents                             $  3,937$  2,369
  Short-term investments                                  50,451  55,487
  Accounts receivable, net of allowance for doubtful
    accounts ($200,000 for 1995)                           6,799   1,618
  Inventories                                              3,543     748
  Prepaid Expenses                                           333     419
  Other current assets                                        46      31
    Total current assets                                  65,109  60,672

Long-term investments                                      11,303   9,421
Property, plant and equipment, net                         22,400  17,686
Restricted cash                                             6,642   4,880
Intangibles, net                                              472     537

    Total assets                                        $105,926$ 93,196

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  1,839$  1,112
  Accrued expenses and other current liabilities           7,002   4,698
  Current obligations under capital leases                 1,509   1,476
  Current obligations under note payable                     303     303
  Preferred Stock dividends payable                        1,337   1,337
    Total current liabilities                             11,990   8,926

Long-term obligations under capital leases                  2,616   4,126
Long-term obligations under note payable                    1,488   1,791
    Total liabilities                                     16,094  14,843

Commitments and contingencies

Stockholders' equity:
  Capital stock:
       Preferred Stock, par value $.0l; 2,400,000 authorized;
      275,700 shares of Series A Cumulative Convertible
      Exchangeable Preferred Stock outstanding
      (liquidation preference of $68,925,000)                  3       3
    Common Stock, par value $.0l;
      60,000,000 shares authorized;
      29,950,031 and 23,982,849 shares issued and outstanding        299  240
  Additional paid-in capital                             234,545 192,003
  Net unrealized investment loss                           (543) (5,033)
  Foreign currency translation adjustment                     48     (1)
  Accumulated deficit                                  (144,520)(108,859)
    Total stockholders' equity                            89,832  78,353

    Total liabilities and stockholders' equity          $105,926$ 93,196



                             See accompanying notes.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share figures)


                                                 Year Ended December 31,

                                     1995         1994           1993

Product Sales                        $  6,164      $     --      $     --

Collaborative research and development
 and other revenues                    6,589         5,881         5,418

Interest and investment income, net             2,964         4,559    7,624

   Total revenues                     15,717        10,440        13,042

Cost of Goods Sold                      2,304            --            --

Research and development expense       30,149        31,713        25,072

Selling, general and administrative
 expense                              18,631        12,072        10,193

Interest expense                          294           308           254

   Total expenses                     51,378        44,093        35,519

 Net loss                           (35,661)      (33,653)      (22,477)

Preferred Stock dividends             (5,348)       (5,348)       (5,348)

Net loss applicable to
 Common Stock                      $(41,009)     $(39,001)     $(27,825)

Net loss per share
 applicable to Common Stock         $  (1.50)     $  (1.64)     $  (1.18)

Weighted average number
 of common shares outstanding         27,293        23,850        23,536
















                             See accompanying notes.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands except share figures)

                                      Shares                 Additional
                              Preferred    Common    Par
                             Stock     Stock         Value
Balance, December 3l, l992        --    23,478,410  $ 235

Issuance of stock:
  For cash                   276,000            --      3
  To 401K plan                    --        24,390     --
Exercise of stock options         --       202,634      2
Dividends on Preferred Stock                           --          --
Net unrealized investment gain                  --     --          --
Foreign currency
  translation adjustment          --            --     --
Net loss for 1993                 --            --     --
Balance, December 31, 1993   276,000    23,705,434    240     196,655

Issuance of stock:
  To 401K plan                    --        31,254     --
Exercise of stock options         --       246,161      3
Dividends on Preferred Stock                           --          --
Net unrealized investment loss                  --     --          --
Foreign currency
  translation adjustment          --            --     --
Net loss for 1994                 --            --     --
Balance, December 31, 1994   276,000    23,982,849    243

Issuance of stock:
  For cash                        --     4,950,000     49
  To 401K plan                    --        23,672     --
Exercise of stock options         --       987,674     10
Conversion of Preferred Stock                (300)  5,836          --
Dividends on Preferred Stock                           --          --
Net unrealized investment gain                  --     --          --
Foreign currency
  translation adjustment          --            --     --
Net loss for 1995                 --            --     --
Balance, December 31, 1995   275,700    29,950,031  $ 302


Total
Paid-in        Accumulated    Stockholders'
Capital    Other      Deficit        Equity
$135,687    $     7  $ (52,729)     $ 83,200
65,732    --   --   65,735
182  --   --   182
402  --   --   404
(5,348)   --   --   (5,348)
--   650  --   650
--   1    --   1
--        --     (22,477)       (22,477)
658    (75,206)       122,347
196  --   --   196
500  --   --   503
     (5,348)   --   --   (5,348)
--   (5,683)   --   (5,683)
--   (9)  --   (9)
--        --     (33,653)       (33,653)
192,003   (5,034)   (108,859) 78,353
43,143    --   --   43,192
199  --   --   199
4,548     --   --   4,558
--   --   --   --
     (5,348)   --   --   (5,348)
--   4,490     --   4,490
--   49   --   49
--        --     (35,661)       (35,661)
$234,545  $  (495)  $(144,520)     $  89,832

                             See accompanying notes.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                           Year Ended December 31,
                                              1995    1994        1993
Cash flows from operating activities:
   Net loss                                   $(35,661) $(33,653)$(22,477)
   Adjustments to reconcile net loss
   to net cash used by operating activities:
       Depreciation and amortization               3,409     3,145    1,622
       Other                                         199       196      222
       Changes in assets and liabilities:
          Accounts receivable, net               (5,181)     (983)    (542)
          Inventory                              (2,795)     (534)    (170)
          Prepaid expenses                            86       238      455
          Other current assets                      (15)      (11)      341
          Accounts payable                           634   (2,195)      880
          Accrued expenses and
           other current liabilities               2,304     1,390      721

   Net cash used by operating activities       (37,020)  (32,407) (18,948)

Cash flows from investing activities:
   Purchases of short and long-term investments  (51,990) (38,284)(205,982)
   Sales of short and long-term investments      59,634    78,019  170,067
   Restricted cash                              (1,762)     (132)  (4,748)
   Purchases of property, plant and equipment   (7,965)   (2,896)  (7,651)

       Net cash (used)/provided by investing
       activities                                (2,083)    36,707 (48,314)

Cash flows from financing activities:
   Net proceeds from issuance of stock           43,192        --   65,735
   Exercises of stock options                     4,558       503      404
   Principal payments under note payable          (303)     (303)    (302)
   Receipt of proceeds from capital lease obligations --       --     7,496
   Principal payments under capital lease obligations (1,477)  (1,444)   (450)
   Preferred Stock dividend payments            (5,348)   (5,348)  (4,011)

       Net cash provided/(used) by financing
       activities                                 40,622   (6,592)   68,872

Effects of exchange rate changes on cash              49       (9)        1

Net (decrease)/increase in cash and cash equivalents 1,568  (2,301)     1,611

Cash and cash equivalents at beginning of year     2,369     4,670    3,059

Cash and cash equivalents at end of year        $  3,937  $  2,369 $  4,670








                             See accompanying notes.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

  The Liposome Company, Inc. (the "Company") is a leading biotechnology company engaged in the discovery, development and commercialization of proprietary lipid and liposome-based pharmaceuticals for the treatment, prevention and diagnosis of inadequately treated, life-threatening illnesses. ABELCETTM (amphotericin B lipid complex injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, United Kingdom, Spain, Luxembourg and Iceland and is the subject of marketing application filings in several other countries. In addition to ABELCETTM, the Company's other lead products are TLC C-53 and TLC D-99. TLC C-53, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being accrued into a pivotal Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.


FINANCIAL STATEMENT PRESENTATION:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONSOLIDATED FINANCIAL STATEMENTS:

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.


REVENUE RECOGNITION:

  Revenue from product sales is recognized upon transfer of title to unrelated third parties. Payments for collaborative research and development are generally received in advance and are recognized as revenue, ratably, as the research and development is performed. Licensing fees, royalty and hurdle payments are recognized in the period earned.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


DEPRECIATION AND AMORTIZATION:

  Building and building improvements, furniture and fixtures, and machinery and equipment are depreciated by the straight-line method over their estimated useful lives ranging from three to twenty years. Leasehold improvements and machinery and equipment under capital leases are amortized by the straight-line method over the lesser of their estimated useful lives or the terms of the related leases. Purchased patents are amortized by the straight-line method over their life as determined by the country of issuance. The Company periodically reviews the realizability of its patents.

CASH EQUIVALENTS:

  The Company considers all highly liquid investments with maturities of three months or less as cash equivalents.

INVESTMENTS:

  On December 31, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires certain investments in debt and equity securities to be reported at current fair value.

  Short-term investments represent marketable securities available for current operations, all of which have been classified as available for sale, while long-term investments represent marketable securities available for expected capital acquisitions. These investments, which are all investment grade, are stated at fair value, determined at December 31, 1995.

  For the years ended December 31, 1995 and 1994, investment income includes gross realized gains of $0 and $150,000, and realized losses of $489,000 and $0, respectively. At December 31, 1995 and 1994, investments included gross unrealized gains of $6,500 and $7,000 and losses of $549,000 and $5,040,000, respectively. The fair values of debt securities maturing within one year and after one year but less than five years, amounted to approximately $5,800,000 and $45,000,000, respectively. Gains and losses are calculated on the specific identification method.

RESTRICTED CASH:

  The Company has entered into certain financing arrangements that require the issuance of letters of credit that are partially collateralized by certain securities. The aggregate amount of these securities are segregated and identified as restricted cash. The Company is also required to maintain minimum cash balances in connection with certain of these financings.

INVENTORIES:

  Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


CONCENTRATION OF CREDIT RISK:

  The Company's significant concentrations of credit risk are with its cash and investments and its accounts receivable. The investment portfolio consists of investment grade securities or better as defined by the appropriate rating institution. Product related accounts receivable in the United States are generally with major distributors and internationally with hospitals. The Company provides credit to its customers on an uncollateralized basis after evaluating their credit status.

NET LOSS PER SHARE APPLICABLE TO COMMON STOCK:

  Net loss per share applicable to Common Stock is computed based on the weighted average of the Common Stock shares outstanding using the treasury method. Common Stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive.

RECLASSIFICATION:

  Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

FOREIGN CURRENCY TRANSACTIONS:

  Generally Consolidated Balance Sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustments have been included in the foreign currency translation adjustment as a separate component of Consolidated Stockholders' Equity. Amounts related to transactions in the Consolidated Statements of Operations have been translated using the average exchange rates in effect each year and transaction gains and losses have been included therein. During 1995 the Company realized $49,000 in foreign currency transaction losses. There was no gain or loss realized in 1994 or 1993.

RESEARCH AND DEVELOPMENT EXPENSES:

  The research and development expenses of the Company, which are expensed as incurred, include those efforts related to collaborative research and development agreements, development of the Company's proprietary products and general research. The expenses include, but are not limited to, medical, biostatistical, regulatory, manufacturing of clinical products and scientific support costs.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

2. STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

  In January 1993, the Company completed an offering of 2,760,000 Depositary Shares, each of which represents one-tenth of a share of Series A Cumulative Convertible Exchangeable Preferred Stock carrying a 7 3/4% dividend rate. The liquidation value is $25.00 per Depositary Share, plus accrued and unpaid dividends. Each Depositary Share is convertible at any time into shares of the Company Common Stock at a conversion price of $12.85 per share of Common Stock, which is equivalent to a conversion rate of 1.9455 shares of Common Stock for each Depositary Share. At December 31, 1995, 2,757,000 shares of Preferred Stock remained outstanding and 5,363,744 shares of Common Stock have been reserved for conversion of Depositary Shares into Common Stock. The Preferred Stock is redeemable at the option of the Company, in whole or in part, on and after January 15, 1996 initially at an amount equivalent to $26.40 per Depositary Share and thereafter at prices declining to an amount equivalent to $25.00 per Depositary Share on and after January 15, 2003, plus, in each case, all accrued and unpaid dividends thereon. Proceeds to the Company from this offering were $66,240,000, net of underwriter fees. Additional stock issuance costs, including professional, registration, filing and printing fees of approximately $505,000 were also incurred in connection with this offering.

PREFERRED STOCK DIVIDENDS:

  Since issuance, the Board of Directors of the Company has declared and paid quarterly cash dividends on the Series A Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Dividend payments in 1995, 1994 and 1993 totaled $5,348,000, $5,348,000 and
$4,011,000, respectively. An additional dividend payment of $1,337,000 was paid on January 15, 1996 to stockholders of record on January 2, 1996.

COMMON STOCK:

  In April, 1995 the Company sold 3,450,000 shares of its Common Stock pursuant to an underwritten offering. Proceeds received pursuant to the offering were $28,762,000, net of underwriters' fees, professional, registration, filing and printing fees.

  In August, 1995 the Company sold 1,500,000 shares of Common Stock to an institutional investor. Gross proceeds received were $15,000,000. Stock issuance costs, including financial advisory, professional, registration and filing fees of approximately $571,000 were incurred in connection with the sale.




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


3.   STOCK OPTION PLANS:

  The Company has several stock option plans available for the issuance of incentive stock options and non-qualified stock options (''NQSO''). These options are designed to attract and retain key employees, directors and consultants. As of December 31, 1995, the Company had outstanding grants of 4,139,921 shares and 1,541,818 shares available for grants, totaling 5,681,739 shares of Common Stock reserved for stock option grants.

  Options are granted at fair market value. These options generally become exercisable in ratable installments over a five-year period and are exercisable over ten years. Options under the 1991 Non-Employee Directors NQSO Plan ("Directors' Plan") are automatically granted upon appointment to the Board of Directors and annually on July 1 of each year to such non-employee Directors. Such initial grants vest over a five year period and subsequent annual grants vest in one year. Activity under all stock option plans for 1993, 1994 and 1995 is summarized as follows:

                               NUMBER OF
                                 SHARES PRICE RANGE PER SHARE
Outstanding December 31, 1992  3,088,641
Granted                        1,243,587   $ 5.75---- $11.75
Exercised                      (202,634)      .75----  3.625
Forfeited                      (261,339)   1.0625----  16.50

Outstanding December 31, 1993  3,868,255
Granted                        1,049,370     5.75----10.1875
Exercised                      (246,161)    2.036----   8.00
Forfeited                      (446,641)      .85----  21.25

Outstanding December 31, 1994  4,224,823
Granted                        1,124,775     8.25---- 20.875
Exercised                      (987,674)     8.75----20.9375
Forfeited                      (222,003)   1.0625----  17.00

Outstanding at December 31, 1995        4,139,921

Exercisable at December 31, 1995        1,790,4391.03   ----     20.875

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation"
("SFAS 123"). In October 1995, SFAS 123 established financial and reporting standards for stock based compensation plans. The Company anticipates adopting the disclosure only provision of this standard during 1996.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

4.   PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment consists of the following:
                                              1995        1994
   Building and building improvements    $ 2,778,000$ 2,778,000
   Land and land improvements                423,000    423,000
   Furniture and fixtures                  1,581,000  1,574,000
   Machinery and equipment                11,462,000  9,082,000
   Leasehold improvements and other        4,999,000  4,597,000
   Construction in process                 7,539,000  2,269,000
   Machinery and equipment under capital lease        7,496,000  7,496,000
   Total property, plant and equipment    36,278,000 28,219,000
   Less: Accumulated depreciation and
     amortization                        (13,878,000)(10,533,000)
   Net property, plant and equipment     $22,400,000$17,686,000


5.   INVENTORIES:

  The components of inventory are as follows:
                                               1995       1994
     Finished goods                       $2,273,000   $      0
     Work in process                         139,000          0
     Raw Materials                           761,000    611,000
     Supplies                                370,000    137,000
                                          $3,543,000   $748,000

6.   COMMITMENTS AND CONTINGENCIES:

Operating Leases:

  Total rental expense for property, plant and equipment was approximately $1,449,000, $1,618,000 and $1,139,000 for 1995, 1994 and 1993, respectively.

  The Company's future minimum lease payments under noncancelable operating leases at December 31, 1995 are as follows:

               1996                     $1,443,000
               1997                      1,412,000
               1998                        764,000
               1999                        568,000
               2000                        568,000
               2001 and thereafter       4,028,000
                    Total               $8,783,000

CAPITAL LEASES:

  On July 1, 1993 the Company entered into an agreement which provided for equipment lease financing of $7,496,000. The lease is collaterized by $4,310,000 in standby letters of credit provided under a letter of credit agreement which is collaterized by AAA rated securities owned by the Company. The Company is required to maintain a minimum balance of $20,000,000 in cash and marketable securities, including those securities securing the letters of credit, in connection with the lease financing.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


  The following is a schedule by year of future minimum payments under capital leases together with the present value of the minimum lease payments and the capital lease portion of certain classes of property as of December 31, 1995:

            1996                                            $1,584,000
            1997                                            1,584,000
            1998                                            1,085,000
            1999                                            --
            2000                                            --
                2001 and thereafter                  --
       Total minimum lease payments           4,253,000
       Less: Amount representing interest      (128,000)
       Present value of minimum lease payments              $4,125,000


CLASSES OF PROPERTY:

       Machinery                             $4,205,000
       Leasehold improvements                 3,291,000
       Total machinery and leasehold improvements           7,496,000
       Less: Accumulated amortization       (3,613,000)
       Net machinery and leasehold improvements             $3,883,000


7.   LONG-TERM DEBT:

  On July 24, 1992, The Liposome Manufacturing Company, Inc., a wholly-owned subsidiary of The Liposome Company, Inc., entered into a mortgage-backed note to partially fund the purchase of a pharmaceutical manufacturing facility in Indianapolis, Indiana. The principal will be paid in equal installments of $25,225 each month plus accrued interest. The note payments will be completed on November 1, 2001. The interest rate, based on the prime rate plus 1/2%, has a floor and ceiling of 6% and 10%, and was 9.25% at December 31, 1995. The note is guaranteed by The Liposome Company, Inc. and the mortgage lending institution is holding a $1,000,000 AAA rated security owned by The Liposome Company, Inc. as collateral for the note. The Company is required to maintain a minimum balance of $10,000,000 in cash and marketable securities, including those securities collaterizing the letter of credit in connection with the financing.

  The Liposome Manufacturing Company's principal repayment obligations as of December 31, 1995 are as follows:

               1996                          $  303,000
               1997                             303,000
               1998                             303,000
               1999                             303,000
               2000                             303,000
               2001 and thereafter              276,000
               Subtotal                       1,791,000
               Less: Current portion           (303,000)
               Total                                        $1,488,000


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


8.   SUPPLEMENTAL INFORMATION:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
  The components of accrued expenses and other current liabilities are as follows:

                                              1995        1994
          Accrued expenses for preclinical
               and clinical programs        $2,871,000$2,068,000
          Accrued legal fees                  284,000   344,000
          Accrued wages and vacation          909,000   433,000
          Taxes payable                       468,000        --
          Unearned contract income            183,000        --
          Other                                       2,287,000   1,853,000
          Total                                      $7,002,000  $4,698,000


STATEMENT OF CASH FLOW:

                                           1995    1994   1993
     Supplemental disclosure of cash
      flow information:
     Cash paid during the year for
      interest                          $291,000$310,000$251,000




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

9.   INCOME TAXES:

  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax debits due to the uncertainty of realization. The increase in the valuation allowance for the year ended December 31, 1995 was $12,010,000.

   Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities at December 31, 1995 are as follows:

                                     Deferred Tax  Deferred Tax
                                       Assets       Liabilities
Depreciation                            $655,000            --
Net unrealized investment loss           185,000            --
State taxes (net of Federal benefit)                 6,861,000   --
Amortization                           1,084,000            --
Net operating losses - Federal        45,640,000            --
Other                                    593,000            --
Tax credits                            3,202,000            --

Subtotal                              58,220,000            --

Valuation allowance - Federal       (51,358,000)            --
Valuation allowance - State          (6,862,000)            --

Total deferred taxes                 $        --      $     --

   Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities at December 31, 1994 are as follows:

                                     Deferred Tax  Deferred Tax
                                       Assets       Liabilities
Depreciation                         $   517,000            --
Net unrealized investment loss         1,711,000            --
State taxes (net of Federal benefit)                 5,533,000   --
Amortization                             709,000            --
Net operating losses - Federal        34,480,000            --
Other                                    355,000            --
Tax credits                            2,905,000            --

Subtotal                              46,210,000            --

Valuation allowance - Federal       (40,677,000)            --
Valuation allowance - State          (5,533,000)            --

Total deferred taxes                 $        --      $     --


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

   At December 31, 1995, the Company had approximately $134,000,000 of net operating loss carryforwards, $45,000 of investment tax credit carryforwards, and $3,200,000 of research and development credit carryforwards. These carryforwards expire in the periods 1996 through 2010. The timing and manner in which these losses are used may be limited as a result of certain ownership changes which occurred as provided by IRS Regulations under Section 382.

10.  GEOGRAPHIC SEGMENT DATA

   The Company's operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe). Financial Data (in thousands of dollars) for the years 1995, 1994, and 1993 is as follows:

Year Ended December 31, 1995

                                      Domestic              International  Total
Sales to unaffiliated Customers      $  3,154   $ 3,010  $  6,164
Collaborative research and development
  revenues                              6,589        --     6,589
Interest and investment income, net     2,959         5     2,964
       Total Revenue                   12,702     3,015    15,717

Net loss                                       (34,407)   (1,254)      (35,661)

Identifiable assets at December 31, 1995 104,817 $ 1,109  105,926

Year Ended December 31, 1994

Sales to unaffiliated Customers           --         --        --
Collaborative research and development
  revenues                             5,831         --    5,831
Interest and investment income, net    4,609         --     4,609
       Total Revenue                  10,440         --    10,440

Net loss                                       (33,653)        --      (33,653)

Identifiable assets at December 31, 1995  92,909    287    93,196


Year Ended December 31, 1993
Sales to unaffiliated Customers           --        --         --
Collaborative research and development
  revenues                             4,877         --     4,877
Interest and investment income, net    8,165         --     8,165
       Total Revenue                  13,042         --    13,042

Net loss                                       (22,477)        --      (22,477)

Identifiable assets at December 31, 1995$139,632$     -- $139,632



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

11.  SAVINGS AND INVESTMENT RETIREMENT PLAN:

     Effective January 1, 1988, the Company adopted a 401(k) Profit Sharing Plan and Trust ("401(k) Plan") for eligible employees and their beneficiaries. All employees are eligible to participate in the plan once they become full-time employees and work a minimum of 1,000 hours per plan year. The 401(k) Plan provides for employee contributions through a salary reduction election. Employer discretionary matching contributions are determined annually by the Company and vest over a maximum of a five year period of service. For the plan years ended December 31, 1995, 1994 and 1993 the Company's discretionary matching was based on a percentage of salary reduction elections in the form of the Company's Common Stock.


12.  MAJOR CUSTOMER AND RESEARCH AND DEVELOPMENT REVENUE DATA

     In the United States, the Company sells ABELCETTM to national and regional wholesalers who, in turn resell the product to hospitals and other service providers. Internationally, sales are primarily made directly to hospitals.

     For the years ended December 31, 1995, 1994 and 1993, sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any year were as follows:

                   1995           1994            1993
     Customer A     17%             --              --
     Customer B     14%             --              --
     Customer C     12%             --              --


  The Company has entered into various collaborative research and development contracts. The Company earned substantially all of its research and development revenues from two corporate sponsors in 1995, 1994 and 1993. Corporate sponsors who contributed 10% or more of the Company's total revenues, pursuant to collaborative agreements and licensing and other fees as reported in the statements of operations, in any year were as follows:

                             1995        1994         1993
          A              $5,743,000  $4,694,000   $4,497,000
          B                 753,000   1,116,000      333,000





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

13.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED):

  Summarized quarterly financial data (in thousands of dollars, except for per share data for the years ended December 31, 1995, and 1994 is as follows:

                                           Quarter

                            First    Second     Third      Fourth
1995

Total revenues            $ 1,853   $ 3,717     $ 3,496   $ 6,651

Total expenses             12,186    12,544      12,223    14,425

Net loss                 (10,333)   (8,827)     (8,727)   (7,774)

Preferred Stock dividends           (1,337)     (1,337)   (1,337)      (1,337)

Net loss applicable to
  Common Stock...............$(11,670)$(10,164)$(10,064) $(9,111)

Net loss per share applicable
  to Common Stock         $   (.49) $   (.38)  $   (.35)  $  (.31)

Weighted average shares
  outstanding              24,050    26,407     28,959     29,676

                                           Quarter

                            First    Second     Third      Fourth
1994

Total revenues            $ 3,036   $ 2,941    $  2,446  $  2,017

Total expenses              9,874    11,084      11,127    12,008

Net loss                  (6,838)   (8,143)     (8,681)   (9,991)

Preferred Stock dividends           (1,337)     (1,337)   (1,337)       (1,337)

Net loss applicable to
  Common Stock...............$(8,175)$(9,480) $(10,018) $(11,328)

Net loss per share applicable
  to Common Stock          $  (.34)  $  (.40)  $   (.42) $   (.48)

Weighted average shares
                         outstanding            23,715     23,812     23,916
23,958

Net loss per share of Common Stock amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.



    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of The Liposome Company, Inc.:




Our report on the consolidated financial statements of The Liposome Company, Inc. and Subsidiaries is included in Item 14 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial schedule listed in the index in Item 14 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.




Princeton, New Jersey
February 2, 1996






                                        Coopers & Lybrand L.L.P.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II


COLUMN A              COLUMN B     COLUMN C             COLUMN D    COLUMN E
                                           ADDITIONS

       Balance at      Charged to       Charged to               Balance at
            Beginning   Costs and Expenses     Other                     End
Description of Period                       Accounts    Deductions  of Period

Year Ended December 31, 1995
Allowance for Doubtful
  Accounts    --         $   200,000          --           --  $   200,000
Valuation Allowance for $46,210,000         $12,010,000  --     --  $58,220,000
  Income Taxes

Year Ended December 31, 1994
Allowance for Doubtful
  Accounts        --                  --          --           --           --
Valuation Allowance for 30,160,000   16,050,000  --           --   46,210,000
  Income Taxes

Year Ended December 31, 1993
Allowance for Doubtful
  Accounts          --                  --          --           --           --
Valuation Allowance for  --          30,160,000   --           --   30,160,000
  Income Taxes



 Item l4(a)3.  Exhibits to Form l0-K

     (A)  Exhibits

Exhibit
Number

3(i)-01 Restated Certificate of Incorporation of the Company, including
        Designation of Preferences of Series A Cumulative Convertible Exchangeable Preferred Stock.

3(ii) By-Laws of the Company (Filed with Registration No. 33-23292, and incorporated herein by reference thereto).

l0-01 The Liposome Company, Inc. l986 Employee Stock Option Plan as amended March 3, 1995.

l0-02 The Liposome Company, Inc. l986 Non-Qualified Stock Option Plan as amended March 3, 1995.

10-03 The Liposome Company, Inc. 1991 Director's Non-Qualified Stock Option Plan (Filed with Registration No. 33-66924, and incorporated here by reference thereto).

10-04 Agreement dated June 1, 1995 between the Company and Charles A. Baker (Filed with the Company's Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference thereto).

10-5 Development and License Agreement dated November 19, 1990 among the Company, Pfizer Inc. and Pfizer Chemical Corporation. (Filed with the Company's Annual Report on Form 10-K for the year ended
        December 31, 1990, and incorporated herein by reference thereto).

10-6 Joint Venture Agreement dated as of November 19, 1986 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and associated agreements (Filed with Registration No. 33-39041, and incorporated herein by reference thereto).

10-7 Territory Expansion Agreement dated as of December 12, 1988 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and Nichiyu Liposome Co., Ltd., and associated agreements (Filed with Registration No. 33-39041, and incorporated herein by reference thereto).

10-8 Amphotericin B Supply Agreement dated as of January 1, 1993, between the Company and Bristol-Meyers Squibb Company, (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto).

10-9 License Agreement dated as of September 2, 1994, between the Company and Bristol-Meyers Squibb Company, (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto).



Item l4(a)3.  Exhibits to Form l0-K (Continued)

Exhibit
Number

10-10 Lease Agreement dated December 14, 1992, between the Company and Peregrine Investment Partners I (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto).

10-11 First Amendment dated October 29, 1993 to Lease Agreement between the Company and Peregrine Investment Partners I, (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto).

10-12 Second Amendment dated December 31, 1994 to Lease Agreement between the Company and Peregrine Investment Partners I.

10-13 Third Amendment dated July 27, 1995 to Lease Agreement between the Company and Peregrine Investment Partners I.

10-14 Lease Agreement dated as of January 1, 1995 between the Company and One Research Way Partners.

21      List of Company subsidiaries.

23      Consent of Independent Accountants.

27      Financial Data Schedule



SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of March, 1996.

                           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           By:    /s/                          Charles A. Baker
                                     Charles A. Baker

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 22nd day of March, 1996 on behalf of the Registrant and in the capacities indicated.

/s/  Charles A. Baker     Chairman of the Board, Chief Executive Officer
     Charles A. Baker      Officer and Director (Chief Executive Officer)


/S/  Edward G. Silverman      Executive Vice President and Chief
     Edward G. Silverman      Operating Officer


/S/  Brooks Boveroux      Vice President Finance, Chief Financial
     Brooks Boveroux       Officer and Treasurer


/S/  Dennis A. Rodrigues                                       Controller (Chief
Accounting Officer)
     Dennis A. Rodrigues


/S/  James G. Andress     Director
     James G. Andress


/S/  Morton Collins       Director
     Morton Collins


/S/  Stuart Feiner        Director
     Stuart Feiner


/S/  Robert F. Hendrickson                                       Director
     Robert F. Hendrickson


/S/  Bengt Samuelsson, Dr.                                       Director
     Bengt Samuelsson, Dr.


/S/  Joseph T. Stewart, Jr.                                      Director
     Joseph T. Stewart, Jr.


/S/  Gerald Weissmann, M.D.                                      Director
     Gerald Weissmann, M.D.

/S/  Horst Witzel, Dr.-Ing.                                      Director
     Horst Witzel, Dr.-Ing.




                                   EXHIBIT 21



Subsidiaries




     Name                                    Place of Incorporation


     The Liposome Company Japan, Ltd.        Tokyo, Japan


     Liposome Holdings, Inc.                 Delaware


     Nichiyu Liposome Company, Ltd.          Tokyo, Japan


     The Liposome Manufacturing              Delaware
         Company, Inc.


     The Liposome Company Ltd.                    United Kingdom


     Liposome SARL                           France


     Liposome SL                                  Spain


     Liposome Pty Ltd.                            Australia


     Liposome Canada Inc.                         Canada


     Liposome SrL                            Italy


     Liposome S.a.r.l.                            Switzerland


     Liposome B.V.                           Netherlands





                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of The Liposome Company, Inc. on Form S-8 (File No. 33-49502) and Form S-3 (File No. 33-3-01169) of our reports dated February 2, 1996 on our audits of the consolidated financial statements and financial statement schedule of The Liposome Company, Inc. as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, which reports are included in this Annual Report on Form 10-K.




Princeton, New Jersey
March 21, 1996




                                   Coopers & Lybrand L.L.P.




SIGNATURES

                           Pursuant to the requirements of Section 13 of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of March, 1996.
                           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           By:
                                        Charles A. Baker

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the __ day of ___, 1996 on behalf of the Registrant and in the capacities indicated.

                          Chairman of the Board, Chief Executive Officer
     Charles A. Baker      Officer and Director (Chief Executive Officer)


                          Executive Vice President and Chief
     Edward G. Silverman      Operating Officer


                          Vice President Finance, Chief Financial
     Brooks Boveroux       Officer and Treasurer


                          Controller (Chief Accounting Officer)
     Dennis A. Rodrigues


                          Director
     James G. Andress


                          Director
     Morton Collins


                          Director
     Stuart Feiner


                          Director
     Robert F. Hendrickson


                          Director
     Bengt Samuelsson, Dr.


                          Director
     Joseph T. Stewart, Jr.


                          Director
     Gerald Weissmann, M.D.

                          Director
          Horst Witzel, Dr.-Ing.

                                  EXHIBIT 10-12
                       SECOND AMENDMENT TO LEASE AGREEMENT


This Second Lease Amendment (the "Amendment") is made this 31st day of December, 1994 between PEREGRINE INVESTMENT PARTNERS-I, a Pennsylvania limited partnership ("Landlord") and THE LIPOSOME COMPANY, INC., a Delaware Corporation ("Tenant").

     Landlord and Tenant entered into a Lease dated December 14, 1992 pursuant to which Landlord agreed to lease and Tenant agreed to rent certain space situated in Arbor 600, 600 College Road East, Princeton Forrestal Center, Plainsboro, New Jersey, as more particularly defined in the Lease (the "Premises"). That Lease was amended October 29, 1993 by a First Amendment to Lease Agreement (together the "Lease"). Landlord and Tenant have agreed to further amend the Lease in accordance with the terms set forth at length below.

     NOW, THEREFORE, intending to be legally bound hereby, the LANDLORD AND TENANT agree as follows:

     1. Except as otherwise expressly provided herein, the terms defined in the Lease shall have the same meaning in this Second Amendment to Lease Agreement as in the Lease.

     2. The Premises shall include, in addition to the Premises set forth in the Lease as amended in the First Amendment to Lease Agreement, the space on the fourth floor of the Building as shown on the floor plan attached to this Second Amendment to Lease Agreement as Exhibit "A" (the "New Premises"). Tenant shall lease the space in its as is condition. Tenant will be responsible for the cost of all fit out including the cost of erecting a demising wall to demise the New Premises from the premises of the adjacent tenant.

3. The Term for the New Premises shall commence on January 1, 1995. The Basic Rent for the Premises shall be increased effective January 1, 1995 for the New Premises by $2,232 per month and shall be payable each and every month until August 31, 1997.

     4. Effective January 1, 1995, Tenant Electric and Additional Rent on the New Premises shall be paid in accordance with the provisions of the Lease. For purposes of computing Additional Rent, the Rentable Area shall be increased by 1,488 square feet and Tenant's Allocated Share shall be increased by .60%.

     5. Landlord may, with 60 days written notice, terminate the Lease with respect to the New Premises at any time after August 31, 1997.

     6. Except as expressly amended herein, the terms and conditions of the Lease as amended shall remain in full force and effect and Tenant and Landlord expressly ratify and confirm those terms and provisions.


           IN WITNESS WHEREOF, the parties have set their hands as of the date first above referenced.



                                     LANDLORD:


                                     PEREGRINE INVESTMENT PARTNERS-I
                                     a Pennsylvania Limited Partnership

                                     By:   Peregrine Advisors Limited,
                                           its general partnerr

                                           By:  Barry Howard
                                           Chairman of the Board


                                     TENANT:

ATTEST:                              THE LIPOSOME COMPANY, INC.

                                     By:

                                     Title:






                                  EXHIBIT 10-13
                       THIRD AMENDMENT TO LEASE AGREEMENT

This Third Lease Amendment (the "Amendment") is made this 27th of July, 1995 between PEREGRINE INVESTMENT PARTNERS-I, a Pennsylvania limited partnership (Landlord") and THE LIPOSOME COMPANY, INC., a Delaware Corporation ("Tenant).

     Landlord and Tenant entered into a Lease dated December 14, 1992 pursuant to which Landlord agreed to lease and Tenant agreed to rent certain space situated in Arbor 600, 600 College Road East, Princeton Forrestal Center, Plainsboro, New Jersey, as more particularly defined in the Lease. That Lease was amended October 29, 1993 by a First Amendment to Lease Agreement and December 31, 1994 by a Second Amendment to Lease Agreement (together the "Lease). Landlord and Tenant have agreed to further amend the Lease in accordance with the terms set forth at length below.

     NOW, THEREFORE, intending to be legally bound hereby, the Landlord and Tenant agree as follows:

     1. Except as otherwise expressly provided herein, the terms defined in the Lease shall have the same meaning when used in this Third Amendment to Lease Agreement.

     2. The Premises shall include, in addition to the Premises set forth in the Lease, the space on the third floor of the Building as shown on the floor plan attached to this Third Amendment to Lease Agreement as Exhibit "A" (the "Third Floor Premises).

     3. The Term for the Third Floor Premises shall commence on October 1, 1995 and expire September 30, 2000. The Basic Rent for the Premises shall be increased effective October 1, 1995, by reason of the Third Floor Premises, as follows:

     October 1, 1995 to September 30, 1996: $7,887.17 per month for each month in the period payable in accordance with the Lease.

     October 1, 1996 to September 30, 1997: $8,313.50 per month for each month in the period payable in accordance with the Lease.

     October 1, 1997 to September 30, 1999: $8,739.83 per month for each month in the period payable in accordance with the Lease.

     October 1, 1999 to September 30, 2000: $9,379.33 per month for each month in the period payable in accordance with the Lease.

     4. Effective October 1, 1995, Tenant Electric and Additional Rent on the Third Floor Premises shall be paid in accordance with the provisions of the Lease except that the Base Year shall be calendar year 1995 for the Third Floor Premises. For purposes of computing Additional Rent, the Rentable Area for the Third Floor Premises shall be 5,116 square feet and Tenant's Allocated Share for the Third Floor Premises shall be 2.07%.

     5. Landlord will provide an allowance of $49,572 (the "Tenant fit Up Allowance) for reconditioning the Third Floor Premises for Tenant's use. Tenant may elect to perform the Tenant improvement work itself, or have Landlord perform the tenant fit out work on its behalf. In the former event, payment shall be made within 30 days of submittal of an invoice with supporting documentation. Tenant shall be responsible for an costs in excess of the Tenant Fit Up Allowance. If Landlord is responsible for construction of the improvements to the Third Floor Premises, Landlord will use its best efforts to complete the Third Floor Premises and obtain a temporary certificate of occupancy within 65 days of receipt of a full and complete set of construction documents from Tenant. In the event Landlord does not deliver the Third Floor Premises in the above referenced time period, Landlord will abate Basic Rent on the Third Floor Premises for the number of days in excess of 65 from the date Tenant submits a full and complete set of construction documents and the date Landlord delivers the space to Tenant and obtains a temporary certificate of occupancy. Landlord will not abate Basic Rent, however, due to any delay caused by Tenant, including, but not limited to any delays in finalizing construction documents by Tenant, by changes made by Tenant after construction documents are submitted, or by Tenant's selection of long lead time items.

     6. Tenant's right to terminate the Lease at the end of the fifth year of the initial Lease Term provided in Paragraph 2 of the Lease shall not apply with respect to the Third Floor Prernises.

     7. Tenant shall have the right, with 180 days prior written notice, to extend the Term on the Third Floor Premises from October 1, 2000 to February 28, 2003 (the "Extended Term). During the Extended Term, the Basic Rental Rate shall be the lower of the then fair market rental rate or the same Basic Rental Rate then payable for the remainder of the Premises. If Landlord and Tenant cannot agree on the then fair market rental rate, an MAI appraiser acceptable to both Landlord and Tenant will be retained whose fee shall be paid one-half by Landlord and one-half by Tenant, to determine the fair market rental rate and whose determination shall be conclusive. All other terms and conditions of the Lease shall apply with respect to the Third Floor Premises.

     8. Except as expressly amended herein, the terms and conditions of the Lease as amended shall remain in full force and effect and Tenant and Landlord expressly ratify and confirm those terms and provisions.

     IN WITNESS WHEREOF, the parties have set their hands as of the date first above referenced.

                                   LANDLORD:

                                   PEREGRINE INVESTMENT PARTNERS-I,
                                   a Pennsylvania Limited Partnership

                                   By: Peregrine Advisors Limited,
WITNESS:                               its general partner

                                   By:

                                   Barry Howard
                                   TENANT: Chairman of the Board

ATTEST:                            THE LIPOSOME COMPANY, INC.

                                   By:

                                   Title:



                                EXHIBIT 3(I) -01
                           CERTIFICATE OF DESIGNATION

                                       OF

          SERIES A CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
                                ($.01 PAR VALUE)

                                       OF

                           THE LIPOSOME COMPANY, INC.



            Pursuant to Section 151(g) of the General Corporation Law
                            of the state of Delaware




THE UNDERSIGNED, being, respectively, the President and the Secretary of The Liposome Company, Inc., a Delaware corporation (the "Company"), DO HEREBY CERTIFY that, pursuant to the provisions of Section 151(g) of the General Corporation Law of the State of Delaware the following resolutions were duly adopted by the Board of Directors of the Company and pursuant to authority conferred upon the Board of Directors by the provisions of the Certificate of Incorporation (as amended) of the Company (the "Certificate of Incorporation"), the Board of Directors of the Company, at a meeting duly held on December 2, 1992, adopted resolutions providing for the issuance of a series of its Serial Preferred Stock and fixing the relative powers, preferences, rights, qualifications, limitations and restrictions of such stock. These resolutions are as follows:

         RESOLVED, that pursuant to authority expressly granted to and vested in the Board of Directors of the Company by the provisions of the Certificate of Incorporation of the Company (as amended) (the "Certificate of Incorporation"), the issuance of a series of preferred stock, par value $.01 per share (the "Preferred Stock"), which shall consist of up to 276,000 of the 2,400,000 shares of Preferred Stock which the Company now has authority to issue, be, and the same hereby is, authorized, and the Board hereby fixes the powers, designations, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions thereof, of the shares of such series (in addition to the powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, set forth in the Certificate of Incorporation which may be applicable to the Preferred Stock) as follows:

    1. Number of Shares and Designation. 276,000 shares of the preferred stock, $.01 par value per share, of the Company are hereby constituted as a series of the preferred stock designated as Series A Cumulative Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock").

    2. Definitions. For purposes of the Series A Preferred Stock, the following terms shall have the meanings indicated:

    "Board of Directors" shall mean the board of directors of the Company or any committee authorized by such Board of Directors to perform any of its responsibilities with respect to the Series A Preferred Stock.

    "Business Day" shall mean any day other than a Saturday, Sunday or a day on which banking institutions in the City of New York are authorized or obligated by law or executive order to close.

"Closing Price" of the Common Stock on any day shall mean on such day the reported last sales price, regular way, for the Common Stock or, in case no sale takes place on such day, the average of the reported closing bid and asked prices, regular way, for the Common Stock in either case as reported on the New York Stock Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ National Market System") or, if the Common Stock is not quoted on such National Market System, the average of the closing bid and asked prices for the Common Stock on such day in the over-the-counter market as reported by NASDAQ National Market System or, if bid and asked prices for the Common Stock on each such date shall not have been reported by NASDAQ National Market System, the average of the bid and asked prices of the Common Stock for such day as furnished by any New York Stock Exchange member firm regularly making a market in the Common Stock selected for such purpose by the Board of Directors or, if no such quotations are available, the fair market value of the Common Stock furnished by any New York Stock Exchange member firm selected from time to time by the Board of Directors for that purpose.

    "Common Stock" shall mean the Common Stock of the Company, par value $.01 per share.

    "Conversion Price" shall mean the conversion price per share of Common Stock into which the Series A Preferred Stock is convertible, as such Conversion Price may be adjusted pursuant to Section 7 hereof. The initial Conversion Price will be $12.85 (equivalent to the rate of 1.9455 shares of Common Stock for each Depositary Share (which represents ownership of l/10 of a share of Series A Preferred Stock)).

    "Current Market Price" per share of Common Stock on any date shall mean the average of the daily Closing Prices for the 30 consecutive Trading Dates commencing forty-five Trading Dates before the date of determination.

    "dividend payment date" shall have the meaning set forth in paragraph (a) of
Section 3 hereof.

    "dividend payment record date" shall have the meaning set forth in paragraph
(a) of Section 3 hereof.

    "Dividend Periods" shall mean quarterly dividend periods commencing on the fifteenth day of January, April, July, and October of each year and ending on and including the day preceding the first day of the next succeeding Dividend Period (other than the initial Dividend Period, which shall commence on the Issue Date and end on and include April 15, 1993).

    "Issue Date" shall mean the first date on which shares of Series A Preferred Stock are issued.

    "Person" shall mean any individual, firm, partnership, corporation or other entity, and shall include any successor (by merger or otherwise) of such entity.

    "Securities" shall have the meaning set forth in paragraph (d)(iii) of
Section 7 hereof.

    "Trading Date" with respect to Common Stock means (i) if the Common Stock is listed or admitted for trading on the New York Stock Exchange or another national securities exchange, a day on which the New York Stock Exchange or such other national securities exchange is open for business , (ii) if the Common Stock is quoted on the NASDAQ National Market System, or a any similar system of automated dissemination of quotations of securities prices, a day on which trades may be made on such system or (iii) if not quoted as described in clause
(ii), days on which quotations are reported by the National Quotation Bureau Incorporated or (iv) otherwise, any Business Day.

    "Transaction" shall have the meaning set forth in paragraph (e) of Section 7 hereof.

    "Transfer Agent" means Midlantic National Bank or such other agent or agents of the Company as may be designated by the Board of Directors of the Company as the transfer agent for the Series A Preferred Stock.

3. Dividends. (a) The holders of shares of the Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, cumulative cash dividends at an annual rate of 7-3/4% (an amount equivalent to $1.9375 per annum per share) of Series A Preferred Stock. Such dividends shall be cumulative from the Issue Date, whether or not in any Dividend Period or Periods there shall be funds of the Company legally available for the payment of such dividends and whether or not such dividends are declared, and shall be payable quarterly, when and as declared by the Board of Directors, on January 15, April 15, July 15 and October 15 in each year (each a "dividend payment date"), commencing on April 15, 1993. If April 15, 1993 or any other dividend payment date shall be on a day other than a Business Day, then the dividend payment date shall be on the next succeeding Business Day. Each such dividend shall be payable in arrears to the holders of record of shares of the Series A Preferred Stock, as they appear on the stock records of the Company at the close of business on those dates (each such date, a "dividend payment record date"), not less than 10 days nor more than 60 days preceding the dividend payment dates thereof, as shall be fixed by the Board of Directors. Dividends on the Series A Preferred Stock shall accrue (whether or not declared) on a daily basis from the Issue Date and accrued dividends for each Dividend Period shall accumulate to the extent not paid on the dividend payment date first following the Dividend Period for which they accrue. As used herein, the term "accrued" with respect to dividends includes both accrued and accumulated dividends. Accrued and unpaid dividends for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board of Directors.

(b) The amount of dividends payable for each full Dividend Period for the Series A Preferred Stock shall be computed by dividing the annual dividend rate by four (rounded down to the nearest cent). The amount of dividends payable for the initial Dividend Period on the Series A Preferred Stock, or any other period shorter or longer than a full Dividend Period on the Series A Preferred Stock shall be computed on the basis of a 360-day year consisting of twelve 30-day months. Holders of shares of Series A Preferred Stock called for redemption on a redemption date falling between the close of business on a dividend payment record date and the opening of business on the corresponding dividend payment date shall, in lieu of receiving such dividend on the dividend payment date fixed therefor, receive such dividend payment together with all other accrued and unpaid dividends on the date fixed for redemption (unless such holder converts such shares in accordance with Section 7 hereof). Holders of shares of Series A Preferred Stock shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of cumulative dividends, as herein provided, on the Series A Preferred Stock. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series A Preferred Stock which may be in arrears.

    (c) So long as any shares of the Series A Preferred Stock are outstanding, no dividends, except as described in the next succeeding sentence, shall be declared or paid or set apart for payment on any class or series of stock of the Company ranking, as to dividends, on a parity with the Series A Preferred Stock, for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the Series A Preferred Stock for all Dividend Periods terminating on or prior to the date of payment, or setting apart for payment, of such full cumulative dividends on such parity stock. When dividends are not paid in full or a sum sufficient for such payment is not set apart, as aforesaid, upon the shares of the Series A Preferred Stock and any other class or series of stock ranking on a parity as to dividends with the Series A Preferred Stock, all dividends declared upon shares of the Series A Preferred Stock and all dividends declared upon such other stock shall be declared pro rata so that the amounts of dividends per share declared on the Series A Preferred Stock and such other stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of the Series A Preferred Stock and on such other stock bear to each other.

(d) So long as any shares of the Series A Preferred Stock are outstanding, no other stock of the Company ranking on a parity with the Series A Preferred Stock as to dividends or upon liquidation, dissolution or winding up shall be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund or otherwise for the purchase or redemption of any shares of any such stock) by the Company (except for repurchases from employees and consultants or by conversion into or exchange for stock of the Company ranking junior to the Series A Preferred Stock as to dividends and upon liquidation, dissolution or winding up) unless (i) the full cumulative dividends, if any, accrued on all outstanding shares of the Series A Preferred Stock shall have been paid or set apart for payment for all past Dividend Periods and (ii) sufficient funds shall have been set apart for the payment of the dividend for the current Dividend Period with respect to the Series A Preferred Stock.

    (e) So long as any shares of the Series A Preferred Stock are outstanding, no dividends (other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock or other stock ranking junior to the Series A Preferred Stock, as to dividends and upon liquidation, dissolution or winding up) shall be declared or paid or set apart for payment and no other distribution shall be declared or made or set apart for payment, in each case upon the Common Stock or any other stock of the Company ranking junior to the Series A Preferred Stock as to dividends or upon liquidation, dissolution or winding up, nor shall any Common Stock nor any other such stock of the Company ranking junior to the Series A Preferred Stock as to dividends or upon liquidation, dissolution or winding up be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund or otherwise for the purchase or redemption of any shares of any such stock) by the Company (except for repurchases from employees and consultants or by conversion into or exchange for stock of the Company ranking junior to the Series A Preferred Stock as to dividends and upon liquidation, dissolution or winding up) unless, in each case (i) the full cumulative dividends, if any, accrued on all outstanding shares of the Series A Preferred Stock and any other stock of the Company ranking on a parity with the Series A Preferred Stock as to dividends shall have been paid or set apart for payment for all past Dividend Periods and all past dividend periods with respect to such other stock and (ii) sufficient funds shall have been set apart for the payment of the dividend for the current Dividend Period with respect to the Series A Preferred Stock and for the current dividend period with respect to any other stock of the Company ranking on a parity with the Series A Preferred Stock as to dividends.

4. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of Common Stock or any other series or class or classes of stock of the Company ranking junior to the Series A Preferred Stock upon liquidation, dissolution or winding up, the holders of the shares of Series A Preferred Stock shall be entitled to receive $250 per share plus an amount per share equal to all dividends (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution to such holders; but such holders shall not be entitled to any further payment. No payment on account of any liquidation, dissolution or winding up of the Company shall be made to the holders of any class or series of stock ranking on a parity with the Series A Preferred Stock in respect of the distribution of assets upon dissolution, liquidation or winding up unless there shall likewise be paid at the same time to the holders of the Series A Preferred Stock like proportionate amounts determined ratably in proportion to the full amounts to which the holders of all outstanding shares of Series A Preferred Stock and the holders of all outstanding shares of such parity stock are respectively entitled with respect to such distribution. If, upon any liquidation, dissolution or winding up of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of the shares of Series A Preferred Stock shall be insufficient to pay in full the preferential amount aforesaid and liquidating payments on any other shares of stock ranking, as to liquidation, dissolution or winding up, on a parity with the Series A Preferred Stock, then such assets, or the proceeds thereof, shall be distributed among the holders of shares of Series A Preferred Stock and any such other stock ratably in accordance with the respective amounts which would be payable on such shares of Series A Preferred Stock and any such other stock if all amounts payable thereon were paid in full. For the purposes of this Section 4, (i) a consolidation or merger of the Company with one or more corporations or other entities, (ii) a sale, lease, exchange or transfer of all or any part of the Company's assets or (iii) a statutory share exchange shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary.

    (b) Subject to the rights of the holders of shares of any series or class or classes of stock ranking on a parity with or prior to the Series A Preferred Stock upon liquidation, dissolution or winding up, upon any liquidation, dissolution or winding up of the Company, after payment shall have been made in full to the holders of Series A Preferred Stock, as provided in this Section 4, any other series or class or classes of stock ranking junior to the Series A Preferred Stock upon liquidation, dissolution or winding up shall, subject to the respective terms and provisions (if any) applying thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of Series A Preferred Stock shall not be entitled to share therein.

         (c) Written notice of any liquidation, dissolution or winding up of the Company, stating the payment date or dates when and the place or places where the amounts distributable in such circumstances shall be payable, shall be given by first class mail, postage prepaid, not less than thirty (30) days prior to any payment date stated therein, to the holders of record of the Series A Preferred Stock at their respective addresses as the same shall appear on the books of the Transfer Agent.

    5. Redemption at the Option of the Company. (a) Series A Preferred Stock may not be redeemed by the Company prior to January 15, 1996, on or after which the Company, at its option, may redeem the shares of Series A Preferred Stock, in whole or in part, out of funds legally available therefor, at any time or from time to time, subject to the notice provisions and provisions for partial redemption described below, during the twelve-month periods beginning on January 15 in each of the following years at the following redemption prices per share plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared.

        YEAR                 PRICE

        1996                 $264
        1997                 S262
        1998                 $260
        1999                 S258
        2000                 $256
        2001                 $254
        2002                 $252
        2003 and thereafter  $250


(b) In the event the Company shall redeem shares of Series A Preferred Stock, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock records of the Company. Each such notice shall state: (i) the redemption date; (ii) the number of shares of Series A Preferred Stock to be redeemed and, if less than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; (v) the then current conversion price; and (vi) that dividends on the shares to be redeemed shall cease to accrue on such redemption date. Notice having been mailed as aforesaid, from and after the redemption date, unless the Company shall be in default in providing money for the payment of the redemption price (including any accrued and unpaid dividends to (and including) the date fixed for redemption), (i) dividends on the shares of the Series A Preferred Stock so called for redemption shall cease to accrue, (ii) said shares shall be deemed no longer outstanding, and (iii) all rights of the holders thereof as stockholders of the Company (except the right to receive from the Company the moneys payable upon redemption without interest thereon) shall cease. The Company's obligation to provide moneys in accordance with the preceding sentence shall be deemed fulfilled if, on or before the redemption date, the Company shall deposit with a bank or trust company having an office in the Borough of Manhattan, City of New York, and having a capital and surplus of at least $50,000,000, funds necessary for such redemption, in trust for the account of the holders of the shares to be redeemed (and so as to be and continue to be available therefor), with irrevocable instructions and authority to such bank or trust company that such funds be applied to the redemption of the shares of Series A Preferred Stock so called for redemption. Any interest accrued on such funds shall be paid to the Company from time to time. Any funds so deposited and unclaimed at the end of three years from such redemption date shall be released or repaid to the Company, after which, subject to any applicable laws relating to escheat or unclaimed property, the holder or holders of such shares of Series A Preferred Stock so called for redemption shall look only to the Company for payment of the redemption price.

Upon surrender in accordance with said notice of the certificates for any such shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors shall so require and the notice shall so state), such shares shall be redeemed by the Company at the applicable redemption price aforesaid. If fewer than all the outstanding shares of Series A Preferred Stock are to be redeemed, shares to be redeemed shall be selected by the Company from outstanding shares of Series A Preferred Stock not previously called for redemption by lot or pro rata (as near as may be) or by any other method determined by the Company in its sole discretion to be equitable. If fewer than all the shares represented by any certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

    Notwithstanding the foregoing, if notice of redemption has been given pursuant to this Section 5 and any holder of shares of Series A Preferred Stock shall, prior to the close of business on (i) the redemption date, or (ii) if the Company shall so elect and state in the notice of redemption, the date (which date shall be the date fixed for redemption or an earlier date not less than 30 days after the date of mailing of the redemption notice) on which the Company irrevocably deposits with a designated bank or trust company as paying agent, money sufficient to pay, on the redemption date, the redemption price, give written notice to the Company pursuant to Section 7(b) hereof of the conversion of any or all of the shares to be redeemed held by such holder (accompanied by a certificate or certificates for such shares, duly endorsed or assigned to the Company), then the conversion of such shares to be redeemed shall become effective as provided in Section 7.

    6. Shares to be Retired. All shares of Series A Preferred Stock purchased, redeemed, exchanged, or converted by the Company shall be retired and canceled and shall be restored to the status of authorized but unissued shares of preferred stock, without designation as to series and may thereafter be reissued.

    7. Conversion. Holders of shares of Series A Preferred Stock shall have the right to convert all or a portion of such shares (including fractions of such shares) into shares of Common Stock, as follows:

(a) Subject to and upon compliance with the provisions of this Section 7, a holder of shares of Series A Preferred Stock shall have the right, at his or her option, at any time to convert any of such shares (or fractions thereof) into the number of fully paid and nonassessable shares of Common Stock (calculated as to each conversion to the nearest l/lOOth of a share) obtained by dividing the aggregate liquidation preference of the shares to be converted by the Conversion Price and by surrender of such shares, such surrender to be made in the manner provided in paragraph (b) of this Section 7; provided, however, that the right to convert shares called for redemption pursuant to Section 5 shall terminate at the close of business on (i) the date fixed for such redemption, or (ii) if the Company shall so elect and state in the notice of redemption, the date (which date shall be the date fixed for redemption or an earlier date not less than 30 days after the date of mailing of the redemption notice) on which the Company irrevocably deposits with a designated bank or trust company as paying agent, money sufficient to pay, on the redemption date, the redemption price, unless the Company shall default in making payment of the amount payable upon such redemption. Subject to the following provisions of this Section 7(a), any share of Series A Preferred Stock may be converted, at the option of its holder, in part into Common Stock under the procedures set forth above. If a part of a share of Series A Preferred Stock is converted, then the Company will convert such share into the appropriate number of shares of Common Stock (subject to paragraph (c) of this Section 7) and issue a fractional share of Series A Preferred Stock evidencing the remaining interest of such holder.

    (b) In order to exercise the conversion right, the holder of each share of Series A Preferred Stock (or fraction thereof) to be converted shall surrender the certificate representing such share, duly endorsed or assigned to the Company or in blank, at the office of the Transfer Agent in the Borough of Manhattan, City of New York, accompanied by written notice to the Company that the holder thereof elects to convert Series A Preferred Stock or a specified portion thereof. Unless the shares issuable on conversion are to be issued in the same name as the name in which such share of Series A Preferred Stock is registered, each share surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Company, duly executed by the holder or such holder's duly authorized attorney and an amount sufficient to pay any transfer or similar tax (or evidence reasonably satisfactory to the Company demonstrating that such taxes have been paid or are not required to be paid).

Holders of shares of Series A Preferred Stock at the close of business on a dividend payment record date shall be entitled to receive the dividend payable on such shares on the corresponding dividend payment date (except that holders of shares called for redemption on a redemption date falling between the close of business on such dividend payment record date and the opening of business on the corresponding dividend payment date shall, in lieu of receiving such dividend on the dividend payment date fixed therefor, receive such dividend payment together with all other accrued and unpaid dividends on the date fixed for redemption, unless such holder converts such shares called for redemption pursuant to the provisions of this Section 7) notwithstanding the conversion thereof following such dividend payment record date and prior to such dividend payment date. A holder of shares of Series A Preferred Stock on a dividend payment record date who (or whose transferee) tenders any such shares for conversion into shares of Common Stock on the corresponding dividend payment date will receive the dividend payable by the Company on such shares of Series A Preferred Stock on such date. Except as provided above, the Company shall make no payment or allowance for unpaid dividends, whether or not in arrears, on converted shares or for dividends on the shares of Common Stock issued upon such conversion.

    As promptly as practicable after the surrender of certificates for shares of Series A Preferred Stock as aforesaid, the Company shall issue and shall deliver at such office to such holder, or on his or her written order, a certificate or certificates for the number of shares of Common Stock issuable upon the conversion of such shares in accordance with the provisions of this Section 7, and any fractional interest in respect of a share of Common Stock arising upon such conversion shall be settled as provided in paragraph (c) of this Section 7.

    Each conversion shall be deemed to have been effected immediately prior to the close of business on the date on which the certificates for shares of Series A Preferred Stock shall have been surrendered and such notice received by the Company as aforesaid, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares represented thereby at such time on such date and such conversion shall be at the Conversion Price in effect at such time on such date, unless the stock transfer books of the Company shall be closed on that date, in which event such person or persons shall be deemed to have become such holder or holders of record at the close of business on the next succeeding day on which such stock transfer books are open, but such conversion shall be at the Conversion Price in effect on the date upon which such shares shall have been surrendered and such notice received by the Company. All shares of Common Stock delivered upon conversion of the Series A Preferred Stock will upon delivery be duly and validly issued and fully paid and nonassessable.

(c) In connection with the conversion of any shares of Series A Preferred Stock, fractions of such shares may be converted; however, no fractional shares or scrip representing fractions of shares of Common Stock shall be issued upon conversion of the Series A Preferred Stock. Instead of any fractional interest in a share of Common Stock which would otherwise be deliverable upon the conversion of a share of Series A Preferred Stock (or fraction thereof), the Company shall pay to the holder of such share an amount in cash (computed to the nearest cent) equal to the Current Market Price of Common Stock on the Trading Date immediately preceding the date of conversion multiplied by the fraction of a share of Common Stock represented by such fractional interest. If more than one share (or fraction thereof) shall be surrendered for conversion at one time by the same holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares of Series A Preferred Stock so surrendered.

    (d)  The Conversion Price shall be adjusted from time to time as follows:

(i) In case the Company shall after the Issue Date (A) pay a dividend or make a distribution on its Common Stock in shares of its Common Stock, (B) subdivide or split its outstanding Common Stock into a greater number of shares, (C) combine its outstanding Common Stock into a smaller number of shares or (D) issue any shares of capital stock by reclassification of its Common Stock, the Conversion Price in effect immediately prior thereto shall be adjusted so that the holder of any share of Series A Preferred Stock thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock of the Company which such holder would have owned or have been entitled to receive after the occurrence of any of the events described above had such share been surrendered for conversion immediately prior to the occurrence of such event or the record date therefor, whichever is earlier. An adjustment made pursuant to this subparagraph (i) shall become effective immediately after the close of business on the record date for determination of stockholders entitled to receive such dividend or distribution in the case of a dividend or distribution (except as provided in paragraph (h) below) and shall become effective immediately after the close of business on the effective date in the case of a subdivision, split combination or reclassification. Any shares of Common Stock issuable in payment of a dividend shall be deemed to have been issued immediately prior to the close of business on the record date for such dividend for purposes of calculating the number of outstanding shares of Common Stock under clauses (ii) and (iii) below.

    (ii) In case the Company shall issue after the Issue Date rights or warrants to all holders of Common Stock entitling them (for a period expiring within 45 days after the issuance date) to subscribe for or purchase Common Stock at a price per share less than the Current Market Price per share of Common Stock at the record date for the determination of shareholders entitled to receive such rights or warrants, then the Conversion Price in effect immediately prior thereto shall be adjusted to equal the price determined by multiplying (I) the Conversion Price in effect immediately prior to the date of issuance of such rights or warrants by (II) a fraction, the numerator of which shall be the sum of (A) the number of shares of Common Stock outstanding on the date of issuance of such rights or warrants (without giving effect to any such issuance) and (B) the number of shares which the aggregate proceeds from the exercise of such rights or warrants for Common Stock would purchase at such Current Market Price, and the denominator of which shall be the sum of (A) the number of shares of Common Stock outstanding on the date of issuance of such rights or warrants (without giving effect to any such issuance) and (B) the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall be made successively whenever any such rights or warrants are issued, and shall become effective immediately after such record date. In determining whether any rights or warrants entitle the holders of Common Stock to subscribe for or purchase shares of Common Stock at less than such Current Market Price, there shall be taken into account any consideration received by the Company upon issuance and upon exercise of such rights or warrants, the value of such consideration, if other than cash, to be determined by the Board of Directors.

(iii) In case the Company shall pay a dividend or make a distribution to all holders of its Common Stock after the Issue Date of any shares of capital stock of the Company or its subsidiaries (other than Common Stock) or evidences of its indebtedness or assets (excluding cash dividends or cash distributions paid from profits or surplus of the Company) or rights or warrants to subscribe for or purchase any of its securities or those of its subsidiaries (excluding those referred to in subparagraph (ii) above) (any of the foregoing being hereinafter in this subparagraph (iii) called the "Securities"), then in each such case, the Conversion Price shall be adjusted so that it shall equal the price determined by multiplying (I) the Conversion Price in effect on the record date mentioned below by (II) a fraction, the numerator of which shall be the Current Market Price per share of the Common Stock on the record date mentioned below less the then fair market value (as determined by the Board of Directors, whose determination shall, if made in good faith, be conclusive) as of such record date of the portion of the capital stock or assets or evidences of indebtedness so distributed or of such rights or warrants applicable to one share of Common Stock, and the denominator of which shall be the Current Market Price per share of the Common Stock on such record date, provided, however, that in the event the then fair market value (as so determined) of the portion of Securities so distributed applicable to one share of Common Stock is equal to or greater than the Current Market Price per share of the Common Stock on the record date mentioned above, in lieu of the foregoing adjustment, adequate provision shall be made so that each holder of shares of Series A Preferred Stock shall have the right to receive the amount and kind of Securities such holder would have received had he converted each such share of Series A Preferred Stock immediately prior to the record date for the distribution of the Securities. Such adjustment shall become effective immediately, except as provided in paragraph (h) below, after the record date for the determination of shareholders entitled to receive such distribution.

(iv) Notwithstanding anything in subparagraphs (ii) and (iii) above, if such rights or warrants shall by their terms provide for an increase or increases with the passage of time or otherwise in the price payable to the Company upon the exercise thereof, the Conversion Price upon any such increase becoming effective shall forthwith be readjusted (but to no greater extent than originally adjusted by reason of such issuance or sale) to reflect the same. Upon the expiration or termination of such rights or warrants, if any such rights or warrants shall not have been exercised, then the Conversion Price shall forthwith be readjusted and thereafter be the rate which it would have been had an adjustment been made on the basis that (x) the only rights or warrants so issued or sold were those so exercised and they were issued or sold for the consideration actually received by the Company upon such exercise plus the consideration, if any, actually received by the Company for the granting of all such options, rights or warrants whether or not exercised and (y) the Company issued and sold a number of shares of Common Stock equal to those actually issued upon exercise of such rights, and such shares were issued and sold for a consideration equal to the aggregate exercise price in effect under the exercise rights actually exercised at the respective dates of their exercise. For purposes of subparagraphs (ii) and (iv), the aggregate consideration received by the Company in connection with the issuance of shares of Common Stock or of rights or warrants shall be deemed to be equal to the sum of the aggregate offering price (before deduction of underwriting discounts or commissions and expenses payable to third parties) of all such securities plus the minimum aggregate amount, if any, payable upon the exercise of such rights or warrants into shares of common Stock.

    (v) No adjustment in the Conversion Price shall be required unless such adjustment would require an increase or decrease of at least 1~ in such price; Provided, however, that any adjustments which by reason of this subparagraph (v) are not required to be made shall be carried forward and taken into account in any subsequent adjustment; and provided, further, any adjustment shall be required and shall be made in accordance with the provisions of this Section 7 (other than this subparagraph (v)) not later than such time as may be required in order to preserve the tax-free nature of a distribution to the holder of shares of Common Stock. All calculations under this Section 7 shall be made to the nearest cent (with $.005 being rounded upward) or to the nearest l/lOOth of a share (with .005 of a share being rounded upward), as the case may be. Anything in this paragraph (d) to the contrary notwithstanding, the Company shall be entitled, to the extent permitted by law, to make such reductions in the Conversion Price, in addition to those required by this paragraph (d), as it in its discretion shall determine to be advisable in order that any stock dividends, subdivision of shares, distribution of rights or warrants to purchase stock or securities, or a distribution of other assets or any other transaction which could be treated as any of the foregoing transactions pursuant to Section 306 of the Internal Revenue Code of 1986, as amended, hereafter made by the Company to its stockholders shall not be taxable for such stockholders.

(e) In case the Company shall be a party to any transaction (including without limitation a merger, consolidation, sale of all or substantially all of the Company's assets or recapitalization of the Common Stock and excluding any transaction as to which paragraph (d)(i) of this Section 7 applies) (each of the foregoing being referred to as a "Transaction"), in each case as a result of which shares of Common Stock shall be converted into the right to receive stock, securities or other property (including cash or any combination thereof), then the Series A Preferred Stock will thereafter no longer be subject to conversion into Common Stock pursuant to Section 7, but instead shall be convertible into the kind and amount of shares of stock and other securities and property receivable (including cash) upon the consummation of such Transaction by a holder of that number of shares or fraction thereof of Common Stock into which one share of Series A Preferred Stock was convertible immediately prior to such Transaction. The Company shall not be a party to any Transaction unless the terms of such Transaction are consistent with the provisions of this paragraph
(e) and it shall not consent or agree to the occurrence of any Transaction until the Company has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Series A Preferred Stock which will contain provisions enabling the holders of the Series A Preferred Stock which remains outstanding after such Transaction to convert into the consideration received by holders of Common Stock at the Conversion Price immediately after such Transaction. In the event that at any time, as a result of an adjustment made pursuant to this Section 7, the Series A Preferred Stock shall become subject to conversion into any securities other than shares of Common Stock, thereafter the number of such other securities so issuable upon conversion of the shares of Series A Preferred Stock shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the shares of Series A Preferred Stock contained in this Section 7. The Provisions of this paragraph (e) shall similarly apply to successive Transactions.

(f)  If:

    (i) the Company shall declare a dividend (or any other distribution) on the Common Stock; or

    (ii) the Company shall authorize the granting to the holders of the Common Stock of rights or warrants to subscribe for or purchase any shares of any class or any other rights or warrants: or

    (iii) there shall be any reclassification or change of the Common Stock (other than an event to which paragraph (d)(i) of this Section 7 applies) or any consolidation, merger or statutory share exchange to which the Company is a party and for which approval of any stockholders of the Company is required, or the sale or transfer of all or substantially all of the assets of the Company or any Corporate Change or Ownership Change (each as defined in Section 8 below); or

    (iv) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then, except as provided otherwise in Section 8, the Company shall cause to be filed with the Transfer Agent and shall cause to be mailed to the holders of shares of the Series A Preferred Stock at their addresses as shown on the stock records of the Company, as promptly as possible, but at least 30 days prior to the applicable date hereinafter specified, a notice stating (A) the date on which a record is to be taken for the purpose of such dividend, distribution or granting of rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights or warrants are to be determined or (B) the date on which such reclassification, change, consolidation, merger, statutory share exchange, sale, transfer, dissolution, liquidation or winding up is expected to become effective or occur, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange these shares of Common Stock for securities or other property deliverable upon such reclassification, change, consolidation, merger, statutory share exchange, sale, transfer, dissolution, liquidation or winding up. Failure to give such notice or any defect therein shall not affect the legality or validity of the proceedings described in this Section

    (g) Whenever the Conversion Price is adjusted as herein provided, the Company shall promptly file with the Transfer Agent an officers' certificate signed by the President or a Vice President and the Chief Financial Officer or the Treasurer setting forth the Conversion Price after such adjustment, the method of calculation thereof and setting forth a brief statement of the facts requiring such adjustment and upon which such adjustments are based. Promptly after delivery of such certificate, the Company shall prepare a notice of such adjustment of the Conversion Price setting forth the adjusted Conversion Price, the facts requiring such adjustment and upon which such adjustments are based and the date on which such adjustment becomes effective and shall mail such notice of such adjustment of the Conversion Price to the holder of each share of Series A Preferred Stock at his or her last address as shown on the stock records of the Company.

    (h) In any case in which paragraph (d) of this Section 7 provides that an adjustment shall become effective immediately after a record date for an event and the date fixed for conversion pursuant to Section 7 occurs after such record date but before the occurrence of such event, the Company may defer until the actual occurrence of such event (A) issuing to the holder of any share of Series A Preferred Stock surrendered for conversion the additional shares of Common Stock issuable upon such conversion by reason of the adjustment required by such event over and above the Common Stock issuable upon such conversion before giving effect to such adjustment and (B) paying to such holder any amount in cash in lieu of any fraction pursuant to paragraph (c) of this Section 7.

    (i) For purposes of this Section 7, the number of shares of Common Stock at any time outstanding shall not include any shares of Common Stock then owned or held by or for the account of the Company or any corporation controlled by the Company.

(j) Notwithstanding any other provision herein to the contrary, the issuance of any shares of Common Stock pursuant to any plan providing for the reinvestment of dividends or interest payable on securities of the Company and the investment of additional optional amounts in shares of Common Stock under any such plan shall not be deemed to constitute an issuance of Common Stock. There shall be no adjustment of the Conversion Price in case of the issuance of any stock of the Company in a reorganization, acquisition or other similar transaction except as specifically set forth in this Section 7. If any action or transaction would require adjustment of the Conversion Price pursuant to more than one paragraph of this Section 7, only one adjustment shall be made and such adjustment shall be the amount of adjustment which has the highest absolute value.

    (k) In case the Company shall take any action affecting the Common Stock, other than action described in this Section 7, which in the opinion of the Board of Directors would materially adversely affect the conversion rights of the holders of the shares of Series A Preferred Stock, the Conversion Price for the Series A Preferred Stock may be adjusted, to the extent permitted by law, in such manner, if any, and at such time, as the Board of Directors may determine to be equitable in the circumstances.

    (1) The Company covenants that it will at all times reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued shares of Common Stock or its issued shares of Common Stock held in its treasury, or both, for the purpose of effecting conversion of the Series A Preferred Stock, the full number of shares of Common Stock deliverable upon the conversion of all outstanding shares of Series A Preferred Stock not theretofore converted. For purposes of this paragraph (1), the number of shares of Common Stock which shall be deliverable upon the conversion of all outstanding shares of Series A Preferred Stock shall be computed as if at the time of computation all such outstanding shares were held by a single holder.

    Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value of the shares of Common Stock deliverable upon conversion of the Series A Preferred Stock, the Company will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully-paid and nonassessable shares of Common Stock at such adjusted Conversion Price.

    The Company will endeavor to make the shares of Common Stock required to be delivered upon conversion of the Series A Preferred Stock eligible for trading upon the NASDAQ National Market System or upon any national securities exchange upon which the Common Stock shall then be traded, prior to such delivery.

    Prior to the delivery of any securities which the Company shall be obligated to deliver upon conversion of the Series A Preferred Stock, the Company will endeavor to comply with all federal and state laws and regulations thereunder requiring the registration of such securities with, or any approval of or consent to the delivery thereof by, any governmental authority.

    (m) The Company will pay any and all documentary stamp or similar issue or transfer taxes payable in respect of the issue or delivery of the shares of Series A Preferred Stock (or any other securities issued on account of the Series A Preferred Stock pursuant hereto) or shares of Common Stock on conversion of the Series A Preferred Stock pursuant hereto; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of shares of Series A Preferred Stock (or any other securities issued on account of the Series A Preferred Stock pursuant hereto) or shares of Common Stock in a name other than the name in which the shares of Series A Preferred Stock with respect to which such Common Stock shares are issued were registered and the Company shall not be required to make any issue or delivery unless and until the person requesting such issue or delivery has paid to the Company the amount of any such tax or has established, to the reasonable satisfaction of the Company, that such tax has been paid or is not required to be paid.

    (n) The Company shall not take any action which results in adjustment of the number of shares of Common Stock issuable upon conversion of a share of Series A Preferred Stock if the total number of shares of Common Stock issuable after such action upon conversion of the Series A Preferred Stock then outstanding, together with the total number of shares of Common Stock then outstanding, would exceed the total number of shares of Common Stock then authorized under the Company's Certificate of Incorporation. Subject to the foregoing, the Company shall take all such actions as it may deem reasonable under the circumstances to provide for the issuance of such number of shares of Common Stock as would be necessary to allow for the conversion from time to time, and taking into account adjustments as herein provided, of outstanding shares of the Series A Preferred Stock in accordance with the terms and provisions of the Company's Certificate of Incorporation.

    8.   Special Conversion Rights Upon Corporate Change or Ownership Change

    (a) If a Corporate Change (as defined below) should occur with respect to the Company, each holder of shares of the Series A Preferred Stock shall have the right, at the holder's option, for a period of 45 days after the mailing of a notice by the Company that a Corporate Change has occurred, to convert all, but not less than all, of such holder's shares of the Series A Preferred Stock into Marketable Stock as defined below) with an aggregate Applicable Market Value (as defined below) equal to the aggregate Stated Value as defined below) of the Series A Preferred Stock so converted. The Company or successor corporation, as the case may be, at its option, in lieu of providing Marketable Stock upon any such conversion, may provide the holders who have elected to convert under this Section 8 with cash equal to the Stated Value of the Series A Preferred Stock for which conversion was elected, but only if the Company, in its notice to the holder that a Corporate Change has occurred, has notified such holder of the Company's election to provide such holder with cash equal to such Stated Value in lieu of such Marketable Stock, provided that any such election by the Company shall apply to all shares of the Series A Preferred Stock for which the special conversion was elected. Shares of the Series A Preferred Stock that are not converted as provided above will remain convertible into the kind and amount of securities, cash, or other assets that the holders of the shares of the Series A Preferred Stock would have owned immediately after the Corporate Change if the holders had converted the shares of the Series A Preferred Stock immediately before the effective date of the Corporate Change. The Company will notify the holders of the Series A Preferred Stock of any pending Corporate Change as soon as practicable and in any event within 30 days in advance of the effective date of such Corporate Change. In the event of a pending Corporate Change, the Company (or any successor corporation) shall, unless it has determined to provide the holders who have elected to convert under this Section 8 with cash as provided above, take all action necessary to provide for sufficient shares of Marketable Stock for the conversion of the Series A Preferred Stock as provided herein.

(b) If an Ownership Change (as defined below) should occur with respect to the Company, each holder of a share of the Series A Preferred Stock shall have the right, at the holder's option, for a period of 45 days after the mailing of a notice by the Company that an Ownership Change has occurred, to convert all, but not less than all, of such holder's shares of the Series A Preferred Stock into Common Stock of the Company with an aggregate Applicable Market Value equal to the aggregate Stated Value of the Series A Preferred Stock so converted. The Company may, at its option, in lieu of providing Common Stock upon any such conversion, provide the holders who have elected to convert under this Section 8 with cash equal to the Stated Value of the shares of Series A Preferred Stock for which the special conversion was elected, but only if the Company, in its notice to the holder that an Ownership Change has occurred, has notified such holder of the Company's election to provide such holder with cash equal to such Stated Value in lieu of such Common Stock, provided that any such election by the Company shall apply to all shares of the Series A Preferred Stock for which the special conversion was elected.

    (c) The special conversion right provided in this Section 8 arising upon an Ownership Change will only be applicable with respect to the first Ownership Change that occurs after the date hereof.

    (d) If a Corporate Change or an Ownership Change shall occur, then, as soon as practicable and in any event within 30 days after the occurrence of such Corporate Change-or Ownership Change, the Company shall mail to each registered holder of a share of Series A Preferred Stock a notice (the "Special Conversion Notice") setting forth details regarding the special conversion right of the holders to convert their shares of Series A Preferred Stock as a result of such Corporate Change or Ownership Change, as the case may be, including, if applicable, notice of the Company's or the successor corporation's election to provide such holder with cash in lieu of Marketable Stock or Common Stock. The holder of a share of Series A Preferred Stock must exercise such conversion right within the 45-day period after the mailing of the Special Conversion Notice by the Company or such special right shall expire. The conversion date for shares so converted shall be the 45th day after the mailing of the Special Conversion Notice. Within five business days thereafter, the Company shall deliver a certificate for the Marketable Stock issuable upon such conversion with a check for any fractional shares issuable or the cash equal to the Stated Value of the Series A Preferred Stock, if the Company has so elected. Exercise of such conversion right shall be irrevocable and no dividend on the shares of Series A Preferred Stock tendered for conversion shall accrue from and after the conversion date.

    (e)  The Special Conversion Notice shall state:

    (i)   the event constituting the Corporate Change or Ownership Change;

    (ii) the last date upon which holders may submit shares of Series A preferred Stock for conversion;

    (iii)   the Applicable Market Value;

    (iv) the Conversion Price then in effect under Section 7 and the continuing conversion rights, if any, under Section 5:

    (v)   the name and address of any paying agent and conversion agent;

    (vi) that holders who want to convert shares of Series A Preferred Stock must satisfy the requirements of Section 7 and must exercise such conversion right within the 45-day period after the mailing of such notice by the Corporation;

    (vii) that exercise of such conversion right shall be irrevocable and no dividends on shares of Series A Preferred Stock tendered for conversion shall accrue from and after the conversion date;

    (viii) that the Corporation may, at its option, pay cash equal to the Stated Value of all shares of Series A Preferred Stock for which the special conversion was elected;

    (ix) that the certificate for the Marketable Stock or the cash, as the case may be, shall be delivered within five business days after the last date upon which holders may submit Series A Preferred Stock for conversion .

    (f)(i) As used herein, a "Corporate Change" with respect to the Company shall be deemed to have occurred at such time as the Company is a party to a business combination, including a merger or consolidation or the sale of all or substantially all of its assets and as a result of such business combination, the Series A Preferred Stock (or the Depositary Shares representing the Series A Preferred Stock) or the Common Stock thereafter is not traded on the New York Stock Exchange, the American Stock Exchange, or admitted for quotation on the NASDAQ National Market System. A Corporate Change will not, however, be deemed to occur with respect to any transaction in which the consideration received by the holders of Common Stock of the Corporation consists solely of Marketable Stock.

     (ii) As used herein, an "Ownership Change" with respect to the Company shall be deemed to have occurred at such time as any "person" (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) becomes the beneficial owner (as defined below), directly or indirectly, of more than 50% of the outstanding Common Stock of the Company pursuant to a transaction that does not constitute a Corporate Change with respect to the Company.

    (iii) As used herein, a person shall be deemed to have "beneficial ownership" with respect to, and shall be deemed to "beneficially own," any securities of the Company in accordance with Section 13 of the Exchange Act of 1934 and the rules and regulations (including rule 13d-3, Rule 13d-5, and any successor rules) promulgated by the Securities and Exchange Commission thereunder; provided, however, that a person shall be deemed to have beneficial ownership of all securities that any such person has a right to acquire whether such right is exercisable immediately or only after the passage of time and without regard to the 60 day limitation referred to in Rule 13d-3.

     (iv) As used herein, the term "Marketable Stock" shall mean Common Stock or common stock of any corporation that is the successor to all or substantially all of the business or assets of the Company as a result of a Corporate Change, that is (or will, upon distribution thereof, be) listed on the New York Stock Exchange, the American Stock Exchange, or approved for quotation on the NASDAQ National Market System.

      (v) As used in this Section 8, the "Applicable Market Value" of a share of the Common Stock or a share of common stock of a corporation that is the successor to all or substantially all of the business and assets of the Company as the result of a Corporate Change, shall be the average of the Closing Price of such Common Stock for the five trading days ending on the last trading day preceding the date of Corporate Change or Ownership Change.

     (vi) As used herein, the "Stated Value" of Series A Preferred Stock converted during the 45-day period following the occurrence of a Corporate Change or an Ownership Change shall mean the liquidation preference (as provided in Section 4 hereof) of the Series A Preferred Stock so converted, together with any accrued and unpaid dividends to the conversion date .

    9. Ranking. Any class or classes of stock of the Company shall be deemed to rank:

    (i) prior to the Series A Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up, if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Series A Preferred Stock.

    (ii) on a parity with the Series A Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share thereof be different from those of the Series A Preferred Stock, if the holders of such class of stock and the Series A Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective amounts of accrued and unpaid dividends per share or liquidation prices, without preference or priority of one over the other; and

    (iii) junior to the Series A Preferred Stock, as to dividends or as to the distribution of assets upon liquidation, dissolution or winding up, if such stock shall be Common Stock or if the holder of Series A Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of shares of such stock.

10. Voting. (a) Except as herein provided or as otherwise from time to time required by law, holders of Series A Preferred Stock shall have no voting rights. Whenever, at any time or times, dividends payable on the shares of Series A Preferred Stock at the time outstanding shall be cumulatively in arrears for such number of Dividend Periods (whether or not consecutive) which shall in the aggregate contain not less than 540 days, the holders of Series A Preferred Stock shall have the exclusive right, voting separately as a class with holders of shares of any one or more other series of preferred stock ranking on a parity with the Series A Preferred Stock as to dividends or on the distribution of assets upon liquidation, dissolution or winding up and upon which like voting rights have been conferred and are exercisable (the Series A Preferred Stock and any such other preferred stock, collectively for purposes of this Section 10, the "Defaulted Preferred Stock"), to elect two directors of the Company at the Company's next annual meeting of stockholders and at each subsequent annual meeting of stockholders; provided, however, that if such voting rights shall become vested more than ninety days or less than twenty days before the date prescribed for the annual meeting of shareholders, thereupon the holders of the shares of Defaulted Preferred Stock shall be entitled to exercise their voting rights at a special meeting of the holders of shares of Defaulted Preferred Stock as set forth in paragraphs (b) and (c) of this Section 10. At elections for such directors, each holder of Series A Preferred Stock shall be entitled to one vote for each share held (the holders of shares of any other series of Defaulted Preferred Stock ranking on such a parity being entitled to such number of votes, if any, for each share of stock held as may be granted to them). Upon the vesting of such right of the holders of Defaulted Preferred Stock, the maximum authorized number of members of the Board of Directors shall automatically be increased by two and the two vacancies so created shall be filled by vote of the holders of outstanding Defaulted Preferred Stock as hereinafter set forth. The right of holders of Defaulted Preferred Stock, voting separately as a class, to elect members of the Board of Directors as aforesaid shall continue until such time as all dividends accumulated on Defaulted Preferred Stock shall have been paid or declared and funds set aside for payment in full, at which time such right shall terminate, except as herein or by law expressly provided, subject to revesting in the event of each and every subsequent default of the character above mentioned.

    (b) Whenever such voting right shall have vested, such right may be exercised initially either at a special meeting of the holders of shares of Defaulted Preferred Stock called as hereinafter provided, or at any annual meeting of stockholders held for the purpose of electing directors, and thereafter at such meetings or by the written consent of such holders pursuant to Section 228 of the General Corporation Law of the State of Delaware.

    (c) At any time when such voting right shall have vested in the holders of shares of Defaulted Preferred Stock entitled to vote thereon, and if such right shall not already have been initially exercised, an officer of the Company shall, upon the written request of 10 of the holders of record of shares of such Defaulted Preferred Stock then outstanding, addressed to the Treasurer of the Company, call a special meeting of holders of shares of such Defaulted Preferred Stock. Such meeting shall be held at the earliest practicable date upon the notice required for annual meetings of stockholders at the place for holding annual meetings of stockholders of the Company or, if none, at a place designated by the Treasurer of the Company. If such meeting shall not be called by the proper officers of the Company within 30 days after the personal service of such written request upon the Treasurer of the Company, or within 30 days after mailing the same within the United States, by registered mail, addressed to the Treasurer of the Company at its principal office (such mailing to be evidenced by the registry receipt issued by the postal authorities), then the holders of record of 10~ of the shares of Defaulted Preferred Stock then outstanding may designate in writing any person to call such meeting at the expense of the Company, and such meeting may be called by such person so designated upon the notice required for annual meetings of stockholders and shall be held at the same place as is elsewhere provided in this paragraph. Any holder of shares of Defaulted Preferred Stock then outstanding that would be entitled to vote at such meeting shall have access to the stock books of the Company for the purpose of causing a meeting of stockholders to be called pursuant to the provisions of this paragraph. Notwithstanding the provisions of this paragraph, however, no such special meeting shall be called or held during a period within 45 days immediately preceding the date fixed for the next annual meeting of stockholders.

(d) The directors elected pursuant to this Section shall serve until the next annual meeting or until their respective successors shall be elected and shall qualify; any director elected by the holders of Defaulted Preferred Stock may be removed by, and shall not be removed otherwise than by, the vote of the holders of a majority of the outstanding shares of the Defaulted Preferred Stock who were entitled to participate in such election of directors, voting as a separate class, at a meeting called for such purpose or by written consent as permitted by law and the Restated Certificate of Incorporation and By-laws of the Company. If the office of any director elected by the holders of Defaulted Preferred Stock, voting as a class, becomes vacant by reason of death, resignation, retirement, disqualification or removal from office or otherwise, the remaining director elected by the holders of Defaulted Preferred Stock, voting as a class, may choose a successor who shall hold office for the unexpired term in respect of which such vacancy occurred. Upon any termination of the right of the holders of Defaulted Preferred Stock to vote for directors as herein provided, the term of office of all directors then in office elected by the holders of Defaulted Preferred Stock, voting as a class, shall terminate immediately. Whenever the terms of office of the directors elected by the holders of Defaulted Preferred Stock, voting as a class, shall so terminate and the special voting powers vested in the holders of Defaulted Preferred Stock shall have expired, the number of directors shall be such number as may be provided for in the By-laws irrespective of any increase made pursuant to the provisions of this
Section 10.

    (e) So long as any shares of the Series A Preferred Stock remain outstanding, the consent of the holders of at least two-thirds of the shares of Series A Preferred Stock outstanding at the time given in person or by proxy either in writing (as permitted by law and the Certificate of Incorporation and By-laws of the Company) or at any special or annual meeting, shall be necessary to permit, effect or validate any one or more of the following:

    (i) the authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock ranking prior to the Series A Preferred Stock as to dividends or the distribution of assets upon liquidation, dissolution or winding up;

    (ii) the amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Certificate of Incorporation of the Company (including this Certificate) which would adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock or of the holders thereof; Provided, however, that any increase in the amount of authorized preferred stock or the creation and issuance of other series of preferred stock, or any increase in the amount of authorized shares of such series or of any other series of preferred stock, in each case ranking on a parity with or junior to the Series A Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up, shall not be deemed to adversely affect such rights, preferences or voting powers; or

    (iii) the authorization of any reclassification of the Series A Preferred Stock.

    The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of Series A Preferred Stock shall have been redeemed or sufficient funds shall have been deposited in trust to effect such redemption, scheduled to be consummated within three months after such time.

    11. Exchange. (a) The Series A Preferred Stock shall be exchangeable in whole, but not in part, at the option of the Company on any dividend payment date beginning January 15, 1996, for the Company's Series A Convertible Subordinated Debentures Due January 15, 2003 (the "Debentures") as described in the Company's Registration Statement on Form S-3 (Registration No. 33-55376), as filed with the Securities and Exchange Commission (and as subsequently amended). Holders of outstanding shares of Series A Preferred Stock will be entitled to receive $250.00 principal amount of Debentures in exchange for each share of Series A Preferred Stock held by them at the time of exchange; provided that the Debentures will be issuable in denominations of $1,000 and integral multiples thereof. If the exchange results in an amount of Debentures that is not an integral multiple of $1,000, the amount in excess of the closest integral multiple of $1,000 will be paid in cash by the Company.

    (b) The Company will mail to each record holder of the Series A Preferred Stock written notice of its intention to exchange the Series A Preferred Stock for the Debentures no less than 30 nor more than 60 days prior to the date of the exchange (the "Exchange Date"). The notice shall specify the effective date of the exchange and the place where certificates for shares of Series A Preferred Stock are to be surrendered for Debentures and shall state that dividends on Series A Preferred Stock will cease to accrue on the Exchange Date.

Prior to giving notice of intention to exchange, the Company shall execute and deliver to a bank or trust company selected by the Company to act as Trustee with respect to the Debentures (which may but need not be the bank named in the Registration Statement referred to above) an Indenture substantially in the form filed as an Exhibit to the Registration Statement with such changes as may be required by law, stock exchange rule, NASDAQ National Market System rule or customary usage.

    (c) If the Company has caused the Debentures to be authenticated on or prior to the Exchange Date and has complied with the other provisions of this
Section 11, then, notwithstanding that any certificates for shares of Series A Preferred Stock have not been surrendered for exchange, on the Exchange Date dividends shall cease to accrue on the Series A Preferred Stock and at the close of business on the Exchange Date the holders of the Series A Preferred Stock shall cease to be stockholders with respect to the Series A Preferred Stock and shall have no interest in or other claims against the Company by virtue thereof and shall have no voting or other rights with respect to the Series A Preferred Stock, except the right to receive the Debentures issuable upon such exchange and the right to accumulated and unpaid dividends, without interest thereon, upon surrender (and endorsement, if required by the Company) of their certificates, and the shares evidenced thereby shall no longer be deemed outstanding for any purpose.

    The Company will cause the Debentures to be authenticated on or before the Exchange Date.

    (d) Notwithstanding the foregoing, if notice of exchange has been given pursuant to this Section 11 and any holder of shares of Series A Preferred Stock shall, prior to the close of business on the Exchange Date, give written notice to the Company pursuant to Section 7 above of the conversion of any or all of the shares held by the holder (accompanied by a certificate or certificates for such shares, duly endorsed or assigned to the Company), then the exchange shall not become effective as to the shares to be converted and the conversion shall become effective as provided in Section 11 above.

    (e) The Debentures will be delivered to the persons entitled thereto upon surrender to the Company or its agent appointed for that purpose of the certificates for the shares of Series A Preferred Stock being exchanged therefor.

    (f) Notwithstanding the other provisions of this Section 11, if on the Exchange Date the Company has not paid full cumulative dividends on the Series A Preferred Stock (or set aside a sum therefor) the Company may not exchange the Series A Preferred Stock for the Debentures and any notice previously given pursuant to this Section 11 shall be of no effect.

    (g) The Company will endeavor to list the Debentures, prior to delivery, upon each national securities exchange or the NASDAQ National Market System or any similar system of automated dissemination of securities prices, if any, upon which the Series A Preferred Stock is listed at the time of delivery. In addition, prior to the effective date of the exchange, the Company will arrange for the qualification of the Debentures under the applicable securities and blue sky laws.

    12. Record Holders. The Company and the Transfer Agent may deem and treat the record holder of any shares of Series A Preferred Stock as the true and lawful owner thereof for all purposes, and neither the Company nor the Transfer Agent shall be affected by any notice to the contrary.

    13. Notice. Except as may otherwise be provided for herein, all notices referred to herein shall be in writing, and all notices hereunder shall be deemed to have been given upon receipt, in the case of a notice of conversion given to the Company as contemplated in Section 7(b) hereof, or, in all other cases, upon the earlier of receipt of such notice or three Business Days after the mailing of such notice if sent by registered mail (unless first-class mail shall be specifically permitted for such notice under the terms of this Certificate) with postage prepaid, addressed: if to the Company, to its offices at One Research Way, Princeton Forrestal Center, Princeton, New Jersey 08540 (Attention: Allen Bloom, Vice President and General Counsel) or other agent of the Company designated as permitted by this Certificate, or, if to any holder of the Series A Preferred Stock, to such holder at the address of such holder of the Series A Preferred Stock as listed in the stock record books of the Company (which may include the records of any transfer agent for the Series A Preferred Stock); or to such other address as the Company or holder, as the case may be, shall have designated by notice similarly given.



       IN WITNESS WHEREOF, this Certificate has been signed by Charles A. Baker and attested to by Allen Bloom, of the Company, all as of the 8th day of January, 1993

                                   THE LIPOSOME COMPANY, INC.

                                   By: /s/ Charles A. Baker
                                   Name:  Charles A. Baker
                                   Title:  Chairman of the Board



Attest:



          /s/ Allen Bloom
Name:  Allen Bloom
Title:  VP, General Counsel and Secretary




                                    RESTATED
                          CERTIFICATE OF INCORPORATION
                                       OF
                           THE LIPOSOME COMPANY, INC.

                         Pursuant to Section 245 of the
                General Corporation Law of the State of Delaware



     THE LIPOSOME COMPANY, INC., a corporation organized and existing under the laws of the State of Delaware, hereby certifies (1) that the former name of The Liposome Company, Inc. was The Liposome Corporation; (2) that this Restated Certificate of Incorporation of the Liposome Company, Inc. was duly adopted by the Board of Directors of said Corporation in accordance with Section 245 of the General Corporation Law of the State of Delaware on September 14, 1995; (3) that this Restated Certificate of Incorporation restates and integrates, but does not further amend, the original Certificate of Incorporation filed in the office of the Secretary of State of the State of Delaware on August 6, 1981, as heretofore amended or supplemented; and (4) that there is no discrepancy between those provisions and the provisions of this Restated Certificate of Incorporation.


          FIRST.  The name of the Corporation is The Liposome Company, Inc.

          SECOND. The address of the Corporation's registered office in the State of Delaware is No. 1209 Orange St. in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

          THIRD. The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

          FOURTH. The total number of shares of stock which the Corporation shall have the authority to issue is 62,400,000 shares, which shares shall be classified as follows:
          (i) 60,000,000 shares of Common Stock, par value $0.01 per share (hereinafter called the "Common Stock"); and

          (ii) 2,400,000 shares of Serial Preferred Stock, par value $.01 per share (hereinafter called the "Serial Preferred Stock"). Authority is hereby expressly granted to the Board of Directors of the Company to adopt from time to time resolutions providing for the issue of the Serial Preferred Stock in one or more series, which resolutions shall fix the number of shares in each such series and the voting power, designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations, and restrictions, of such series, to the full extent now or hereafter permitted by the laws of the State of Delaware. The Certificate of Designation for the 276,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock issued on January 20, 1993 is attached hereto as Exhibit I.

          FIFTH.  The name and mailing address of the sole incorporator is Roger
W. Kapp, 30 Rockefeller Plaza, New York, New York 10112.

          SIXTH. No election of directors need be by written ballot, unless the By-Laws of the Corporation shall so provide.

          SEVENTH. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, alter or repeal the By-Laws of the Corporation.

          EIGHTH. Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

          NINTH. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law of the State of Delaware, or (iv) for any transaction from which the director derived an improper personal benefit.
          If the General Corporation Law of the State of Delaware is amended hereafter to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent authorized by the General Corporation Law of the State of Delaware, as so amended.
          Any repeal or modification of this Article shall not adversely affect any right or protection of a director of the Corporation existing hereunder with respect to any act or omission occurring prior to or at the time of such repeal or modification.

          TENTH. The annual meeting of the stockholders of this Corporation, for the election of directors and the transaction of such other business as may properly come before said meeting, shall be held annually at such place within or without the State of Delaware and at such time as may from time to time be designated by the Board of Directors and set forth in the notice of the meeting. Special meetings of the stockholders of this Corporation, for the transaction of such business as may properly come before said meeting, may be called (i) by the Chairman of the Board of Directors of the Corporation or (ii) by the holders of 20 percent or more of the outstanding shares of the Corporation entitled to vote if such holders shall deliver a written notice signed by each such holder requesting a special meeting and setting forth with reasonable specificity the purpose and proposed agenda thereof to the Chairman of the Board of Directors of the Corporation, by registered or certified mail, return receipt requested.
Upon a determination by the Chairman of the Board to call a special meeting or receipt of notice from holders of 20 percent or more of the outstanding shares of the Corporation entitled to vote, the Board of Directors shall, within a reasonable time, designate the time and place of the special meeting and notify the stockholders of the Corporation in such manner as is required by law or this Certificate of Incorporation.

     IN WITNESS WHEREOF, The Liposome Company, Inc. has caused this Restated Certificate of Incorporation to be executed this 30th day of October, 1995, by Carol J. Gillespie, its Vice President and Secretary, who acknowledges under penalties of perjury that said instrument is the act and deed of The Liposome Company, Inc. and that the facts stated therein are true.

                                   THE LIPOSOME COMPANY, INC.



                                   By:  __________________________
                                        Carol J. Gillespie
                                        Vice President and Secretary





EXHIBIT I




                           CERTIFICATE OF DESIGNATION

                                       OF

SERIES A

                      CUMULATIVE CONVERTIBLE EXCHEANGEABLE
                                 PREFERRED STOCK
                                ($.01 PAR VALUE)

                                       OF

THE LIPOSOME COMPANY, INC






                        Pursuant to Section 151(g) of the
                           General Corporation Law of
                              The State of Delaware




                                 EXHIBIT   10-02

                           THE LIPOSOME COMPANY, INC.
                      1986 NON-QUALIFIED STOCK OPTION PLAN



   1. PURPOSE. This 1986 Non-Qualified Stock Option Plan is intended to advance the interests of The Liposome Company, Inc. ("Company"), a Delaware corporation, and its investors and shareholders by permitting the Company to grant options to purchase certain of its shares of Common Stock to certain persons (other than its common law employees) and entities who provide services to the Company, including advisors, associate members of the Scientific Advisory Board and Directors of the Company, who are so designated by the Board, for the purpose of attracting, rewarding, compensating or retaining such persons or entities and providing such persons or entities with incentive to contribute to the additional technical or commercial success of the Company.

   This Plan does not supersede, amend, modify or in any other way affect the Non-Qualified Stock Option Plan approved by the Board of Directors on January 11, 1984 and approved by the Shareholders as of February 21, 1984 (the "1984 Plan") and adopted by the Board of Directors on December 4, 1984 and approved by the Shareholders as of May 10, 1985 ("1985 Plan"). The 1984 Plan and the 1985 Plan and options granted under such Plans remain in full force and effect in accordance with their respective terms.

   2. DEFINITIONS. The following terms shall have the meanings ascribed to them below.

       a.  "Board" means the Board of Directors of the Company.

       b.  "Common Stock" means the Company's $.01 par value Common Stock.

       c.  "Company" means The Liposome Company, Inc., a Delaware corporation.

       d. "Date of Approval" means the date this Plan was first approved by the Shareholders, including the Shareholders holding not less than 66-2/3% of the issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company, voting as a class.

       e. "Date of Grant" means the date on which an Option is granted under this Plan.

       f. "Consultant" means any person (other than a common law employee of the Company) or entity who provides services to the Company, including, but not limited to, any associate member of the Scientific Advisory Board or member of the Board of Directors who, in the sole judgment of the Board, has or can make a significant contribution to the Company's progress.

       g. "Expiration Date" means the date by which an Option must be exercised or all rights to exercise such Option shall expire.

       h.  "Option" means an option granted under this Plan.

       i. "Option Agreement" shall mean the agreement which must be entered into between the Optionee and the Company upon the grant of an Option by the Company to the Optionee.





       j. "Optionee" means a Consultant to whom an option, which has not expired, has been granted under this Plan, and any persons or entities entitled to exercise an Option pursuant to Section 14.

       k. "Option Price" means the price per share of Common Stock which the Optionee must pay to Company upon any exercise of any Option, determined pursuant to Section 8 of the Plan.

       l. "Plan" means the Company's 1986 Non-Qualified Stock Option Plan, adopted by the Board of Directors on February 13, 1986 and approved by the Shareholders April 1, 1986, as amended from time-to-time.

       m. "Shareholders" shall mean the holders at any point in time of the outstanding shares of the Company's voting stock.

   3. STOCK SUBJECT TO PLAN. Only Common Stock shall be subject to the Options. The aggregate number of shares of Common Stock which may be issued pursuant to Options shall not exceed 1,150,000 shares, subject to adjustment under the terms of Section 17. The shares of Common Stock issuable upon exercise of any Option shall be either shares authorized but unissued by the Company or shares issued and reacquired by the Company. At all times during the term of this Plan and prior to the Expiration Date of any Options, the Company shall reserve and keep available such number of shares of its Common Stock as shall be sufficient for the requirements of this Plan and of any Options. If any Option shall expire, terminate or be surrendered without having been exercised in full, the unpurchased shares subject to such Option shall again be available for the purposes of this Plan.

   4. ELIGIBILITY AND PARTICIPATION. An Option or Options may be granted to any Consultant selected by the Board for participation in this Plan. Any Consultant is eligible for selection by the Board for participation in this Plan. Any Consultant who has been granted an Option may be granted additional Options as and if the Board shall so determine.

   5.  EFFECTIVE DATE AND APPROVAL OF PLAN.

       a..   No Option shall be granted pursuant to this Plan prior to the Date of Approval, and this Plan shall become effective only upon the Date of Approval. All Options under this Plan must be granted within 10 years from the date on which the most recent amendment extending the option grant period pursuant to this Section is approved by the Board, that is, prior to March 3, 2006.

       b. The Plan was adopted by the Board of Directors on February 13, 1986 and approved by the Shareholders on April 1, 1986 for 50,000 shares of Common Stock. On November 8, 1989, the Board by a resolution amended the Plan to increase by 200,000 the shares of Common Stock available under the Plan. The Shareholders approved the increase in the number of shares on May 24, 1990. The Board on May 16, 1991 by resolution increased the number of shares by 300,000 to a total of 650,000. The Shareholders approved the increase on May 21, 1992. On November 19, 1992, the Board increased the number of shares of Common Stock available under the Plan by 300,000 to a total of 950,000, and on March 11, 1993, the Board further increased the number of shares of Common Stock available under the Plan by an additional 200,000 to a total of 1,150,000 shares. The Shareholders approved these increases on May 20, 1993. The Board on March 3, 1995 by resolution extended the term pf the Plan to March 3, 2005. The Shareholders approved the term extension on May 11, 1995.



   6. OPTION GRANT AND AGREEMENT. Each Option granted under this Plan shall be authorized by a resolution of the Board and shall be evidenced by a written Option Agreement dated as of the Date of Grant and executed by the Company and the Optionee. Each Option Agreement shall set forth such terms and conditions as may be determined by the Board and as are consistent with the Plan. Unless otherwise determined by the Board, the Company shall require no monetary consideration from an Optionee in exchange for the grant of an Option.

   7. PERIOD FOR EXERCISE OF OPTIONS. The Option Agreement shall state the date on which each Option, and all rights under such Option, shall expire. The Board shall determine the Expiration Date, which in no case shall be more than 10 years from the Date of Grant. Options shall be subject to early termination as provided by this Plan and the Option Agreements.

   8. OPTION PRICE. The Option Agreement shall state the Option Price. The Board shall determine the Option Price. At the discretion of the Board, the Option Price may be at, above or below the fair market value of the Common Stock, but in no event less than the par value of the Common Stock.

   9.  NON-TRANSFERABILITY OF OPTION.

       a. No option shall be transferable or assignable in any way by an Optionee, otherwise than by will or by the laws of descent and distribution. Each Option shall be exercisable only by the Optionee. No Option may be pledged or hypothecated in any way or subjected to execution, attachment, or similar process.

       b. Each Option is subject to the provisions of this Section regardless of any community property interest of any spouse of the Optionee in the Option, or such spouse's successor in interest. In the event that any spouse of the Optionee shall have acquired a community property interest in such Option, the Optionee or his successor shall have the sole authority and discretion to exercise the Option on behalf of the spouse of the Optionee or such spouse's successors in interest.

   10. EXERCISE OF OPTION.

       a. Each Option shall be exercisable from time to time over a period commencing on the Date of Grant and ending upon the Expiration Date of the Option, unless earlier terminated in accordance with the Option Agreement under which such Option is granted. However, the Board may, by the provisions of the Option Agreement, define of limit the number of shares purchasable under the Option to or in any period or periods of time following the Date of Grant.

       b. The Option shall be exercised by the Optionee by giving written notice to the Secretary of the Company specifying the number of shares to be purchased and accompanied by payment of the full Option Price of the shares in whatever manner the Board authorizes.




       c. Within a reasonable period after receipt by the Secretary of the Company of notice and payment, the Company shall issue the shares purchased in the name of the Optionee and deliver the certificates evidencing the shares; provided however that the Company shall not issue the shares unless and until the Company effects or obtains the satisfaction of withholding tax or other withholding liabilities, or the listing, registration, or qualifications of any shares upon any securities exchange or under any state or federal law, or the consent or approval of any regulatory body, which the Company, in its discretion, deems necessary or desirable.

   11. INVESTMENT PURPOSE. Each Option under the Plan shall be granted on the condition that the purchases of shares shall be for investment purposes, and not with a view to resale or distribution except that in the event the stock subject to such Option is registered under the Securities Act of 1933, as amended, or in the event a resale of such stock without such registration would otherwise be permissible. Such condition shall be inoperative if in the opinion of counsel for Liposome such condition is not required under the Securities Act of 1933, as amended, or any other applicable law, regulation, or rule of any governmental agency.

   12. RESTRICTIVE LEGEND. A restrictive legend shall be placed on each certificate of stock issued pursuant to the exercise of an Option if the securities are unregistered, setting forth the unregistered nature of the securities, and the restrictions upon repurchase or resale of such securities as provided in this Plan, the By-Laws or Certificate of Incorporation of the Company, the Option Agreements, or any other document or agreement pertaining to the shares.

   13. VESTING OF SHAREHOLDER RIGHTS. No Optionee shall have any of the rights of a Shareholder until the certificates evidencing the shares purchased are properly delivered to the Optionee. No adjustment shall be made for any type of dividend or distribution or right for which the record date is prior to the date the shares are delivered.

   14. CONTINUATION OF SERVICES. The granting of an Option to a Consultant does not alter in any way the Company's existing rights to terminate such Consultant's services to the Company at any time for any reason, nor does it confer upon any such Consultant any rights or privileges, except as specifically provided in this Plan.

   15. DEATH OR DISSOLUTION OF OPTIONEE.

       a. If an individual Optionee dies with an outstanding Option, his Option privileges shall be limited to the shares which were immediately purchasable by him at the date of death. Such Option privileges shall expire unless exercised by the executor or administrator of the Optionee's estate or the person or persons to whom the Option has been validly transferred by the executor or administrator pursuant to will or laws of descent and distribution within twelve
(12) months after the date of death or within the remaining term of the Option, whichever is less.

       b. If an Optionee other than an individual, including but not limited to a partnership, corporation or other business association, dissolves or liquidates prior to the exercise of its Option, such Option shall terminate automatically; provided however, that if such Optionee merges or consolidates with another corporation or entity, the surviving entity, with the written approval of the Board, shall be entitled to all rights as an Optionee under the Option for the remaining term of the Option.

       c. Any person or entity succeeding to the right to exercise an Option pursuant to this Section shall be bound by all of the provisions of this Plan and the relevant Option Agreement as an Optionee.




   16. RESTRICTIONS AND RIGHT OF FIRST REFUSAL ON RESALE BY
OPTIONEE.

       The shares acquired pursuant to the exercise of an Option shall be subject to such restrictions as the Board may determine.

   17. ADMINISTRATION OF PLAN AND ADDITIONAL TERMS
       AND CONDITIONS OF OPTIONS.

       a. This Plan shall be administered by the Board or, to the extent authorized by a resolution of the Board, the Compensation Committee of the Board. Acts approved, or reduced to writing, by a majority of the Board shall be valid acts; provided, however, that Options to Consultants who are members of the Board may be granted only by a majority of the disinterested members of the Board.

       b. The Board shall have full and final authority, in its sole discretion, subject to the provisions of this Plan, to:

                   (i) determine the Consultants to whom, and the time or times at which, Options shall be granted and the price and number of shares of Common Stock covered by each Option;

                   (ii)  construe and interpret this Plan;

                   (iii) determine the terms and provisions of the respective Option Agreements, which need not be identical, including, without limitation, terms covering the payment of the payment of the Option Price and the periods and number of shares as to and during which Options may be exercised;

                   (iv) delegate any of its duties to the Compensation Committee of the Board; and

                   (v) make all other determinations under this Plan which determinations shall be conclusively binding for all purposes upon all persons interested in this Plan.

       c. All terms and conditions of any Option which are not specified in the text of this Plan shall be stated in the Option Agreement and shall not conflict with the provisions of this Plan nor require shareholder approval as a modification or amendment of this Plan.

   18. ADJUSTMENTS.

       a. In the event that the issued and outstanding shares of the Common Stock are increased, decreased, changed into, or exchanged for, a different number or kind of shares or other securities of the Company or of another corporation, by reason of recapitalization, reclassification, merger, consolidation, stock split, or combination of shares, appropriate adjustment shall be made by the Board in the number and kind of shares available for purchase under outstanding Options. Such adjustment in outstanding Options shall be made with an adjustment in the Option Price and the number of shares subject to Option, but without change in the total Option Price.





       b. In the event of the dissolution of the Company, all outstanding Options shall terminate as of a date to be fixed by the Board, provided that not less than thirty (30) days' written notice of the date so fixed shall be given to each Optionee and each such Optionee shall have the right during such period to exercise his Option as to all or part of the shares subject to the Option including shares as to which such Option would not otherwise be exercisable by reason of an insufficient lapse of time.

       c. Adjustments and determinations under this paragraph 18 shall be made by the Board and shall be final, binding and conclusive on all interested persons.

   19. NOTICE OF DISPOSITION OF SHARES. Each Optionee shall agree pursuant to an Option Agreement to promptly notify the Company of any disposition, sale, exchange, gift or transfer of legal title of the shares acquired by the Optionee pursuant to an Option, and of any other event which, to the Optionee's knowledge, requires the Optionee to include in his gross income any amount in connection with the Option or any Option Shares.

   20. FORFEITURE OF OPTIONS AND OPTION SHARES. The Option Agreements shall state the circumstances under which an Option and shares acquired pursuant to such Option shall be forfeitable. At the discretion of the Board, the Option Agreements may provide that an Optionee shall forfeit Options and/or surrender shares acquired pursuant to an Option, with or without consideration, automatically if in the opinion of the Board, the Optionee has taken action adverse to the Company's interests, including but not limited to, the following:

       a. The Optionee performs services, without the Board's consent, for another person or entity engaged in a business which competes, indirectly or directly, with the Company, at any time within a period of time determined by the Board;

       b. The Optionee breaches any written agreement existing between the Company and the Optionee and fails to remedy such breach within a period of time determined by the Board;

       c. The Optionee discloses confidential information received from the Company in the Optionee's capacity as a Consultant to unauthorized parties; or

       d. The Optionee engages in a business in direct or indirect competition with the Company within a period of time determined by the Board.

   21. AMENDMENT, SUSPENSION AND TERMINATION OF PLAN. The Board may at any time suspend or terminate this Plan or may amend it from time to time in such respects as the Board may deem advisable in order that the Options may conform to any changes in the law or in any other respect which the Board may deem to be in the best interests of the Company; provided, however, no amendment, suspension or termination shall, without an Optionee's consent, alter or impair any of the rights or obligations under any Option previously granted to the Optionee under this Plan.




   22. APPLICABLE LAW. This Plan shall be construed and interpreted in accordance with the laws of the State of Delaware.

   The undersigned certifies that the above Non-Qualified Stock Option Plan was adopted by the Board of Directors of The Liposome Company, Inc. on February 13, 1986, and was approved by the shareholders of The Liposome Company, Inc., effective as of April 1, 1986.







                                        Allen Bloom, Secretary


Dated:  June 10, 1993
Amended:  March 3, 1995






















                                EXHIBIT    10-01


THE LIPOSOME COMPANY, INC.
1986 EMPLOYEE STOCK OPTION PLAN




1. PURPOSE. This 1986 Employee Stock Option Plan is intended to advance the interests of The Liposome Company, Inc. ("Liposome"), a Delaware Corporation,
 and
its investors and shareholders by permitting Liposome to grant options to purchase certain of its shares of Common Stock to certain individuals employees of Liposome. Options may be granted under this Plan to any employee to attract, reward or retain such employee, to provide such employee with incentive to contribute to the additional technical or commercial success of Liposome, or for any reason connected with such employee's employment. Certain options granted under this Plan are intended to be "Incentive Stock Options" under Section 422A et seq. of the United States Internal Revenue Code of 1986, as amended.

   This Plan does not supersede, modify, amend, or in any other way affect the Incentive Stock Option Plan adopted by the Board of Directors on April 18, 1983 and approved by the Shareholders as of May 25, 1983 (the "1983 Plan") or the Incentive Stock Option Plan adopted by the Board of Directors December 4, 1984 and approved by the Shareholders as of May 10, 1985 (the "1985 Plan"). The 1983 Plan and the 1985 Plan and options granted under such Plans remain in full force and effect in accordance with their respective terms.

2. DEFINITIONS.  As used herein, the following definitions apply:

   a.  "Board" means the Board of Directors of The Liposome Company, Inc.

   b. "Code" means the United States Internal Revenue Code of 1986, as amended now or in the future.

 c. "Committee" means the Compensation Committee of the Board, if and when the Board appoints such Committee to administer this Plan as provided in Section 17.

   d.  "Common Stock" means the Company's $.01 par value Common Stock.

   e. "Company" means The Liposome Company, Inc., a Delaware corporation, and any present or future parent or subsidiaries of said corporation. A parent or subsidiary corporation for purposes of this Plan shall be defined as provided in Sections 425(e) and (f) of the Code, respectively, as further modified, where appropriate, by Code Section 425(g).

   f. "Date of Adoption" means the date this Plan was first approved by the Board.

   g. "Date of Approval" means the date this Plan was first approved by Shareholders holding a majority of the issued and outstanding shares.


   h. "Date of Grant" means the date on which an option is granted under this Plan.

   i. "Employee" means any full-time or part-time individual, officer, or director of Liposome who is considered an employee in accordance with the rules contained in Code Section 3401(c) and the Regulations thereunder.

   j. "Expiration Date" means the date by which an Option must be exercised or all rights to exercise (or under) such Option shall expire.

  k. "Incentive Stock Option" means an Option to purchase shares of the Company conforming with, and granted under, a plan conforming with Section 422A et seq. of the Code.

   l. "Liposome" means The Liposome Company, Inc., a Delaware corporation as defined in section 2e.

   m.  "Option" means an option granted under this Plan.

 n. "Option Agreement" shall mean that certain agreement which must be entered into between the Optionee and the Company upon the grant of an Option by the Company to the Optionee.

 o. "Optionee" means an Employee to whom an option, which has not expired, has been granted under this Plan.

   p. "Option Price" means the price per share of Common Stock which the Optionee must pay to Liposome upon any exercise of any Option, determined pursuant to Section 8 of the Plan.

   q. "Permanent Disability" shall mean permanent and total disability as defined in Code Section 105(d) (4) and the Regulations thereunder.

 r. "Plan" means Liposome's 1986 Employee Stock Option Plan, as adopted by the Board on February 13, 1986, and approved by the Shareholders on
 April 1, 1986, as
amended from time-to-time.

   s. "Plan ISO" means an option granted under the Plan which is intended to satisfy the requirements for classification as an Incentive Stock Option.

   t. "Shareholders" shall mean the holders at any point in time of the outstanding shares of Liposome's voting stock.

   u. "Successor" means the legal representative of the estate of a deceased Optionee or the person or persons who acquire the right to exercise an Option by bequest or inheritance or by reason of the laws of descent and distribution following the death of an Optionee.



   v. "Termination of Employment" occurs when an individual's employment with the Company terminates, for whatever reason. It shall not be considered to have occurred while an Employee is on military leave, sick leave, or other bona fide leave of absence if the period of such leave does not exceed ninety (90) days, or, if longer, so long as the individual's right to reemployment with the Company is guaranteed either by statute or by contract. Where the period of leave exceeds ninety (90) days and where the individual's right to reemployment is not guaranteed either by statute or by contract, the employment relationship will be deemed to have terminated on the 91st day of such leave.

   w.  "Unused Limit Carryover" shall mean unused limit carryover as defined by
Section 422A(c)(4) of the Code.

   x. "Nonplan ISO" shall mean an option granted under the Plan which is not intended to satisfy the requirements for classification as an Incentive Stock Option.

3. STOCK SUBJECT TO PLAN. The stock subject to option under this Plan is the Common Stock of Liposome. The aggregate number of shares of Common Stock which may be issued pursuant to Options granted under this Plan shall not exceed 6,525,000 shares, subject to adjustment under the terms of Section 18 below.
  The
shares of Common Stock issuable upon exercise or any Option granted under this Plan shall be either shares authorized but unissued by Liposome or shares issued and reacquired by Liposome. At all times during the term of this Plan and prior to the Expiration Date of any Options granted hereunder, Liposome shall reserve and keep available such number of shares of its Common Stock as shall be sufficient for the requirements of this Plan and of any Options granted hereunder. If any Option shall expire, terminate or be surrendered without having been exercised in full, the unpurchased shares subject to such Option shall again be available for the purpose of this Plan.

4. ELIGIBILITY AND PARTICIPATION. An Option or Options may be granted to any Employee selected by the Board for participation in this Plan. Any Employee is eligible for selection by the Board for participation in this Plan.
  Any Employee
who has been granted an Option may be granted additional Options as and if the Board shall so determine.

5. APPROVAL AND ADOPTION OF PLAN. The 1986 ESO Plan was adopted by the Board of Directors on February 13, 1986 and approved by the Shareholders on April 1,
 1986.
By resolution adopted September 11, 1986, the Board of Directors of Liposome
 (the
"Board") amended the Plan to increase by 250,000 shares the number of shares of Liposome's Common Stock available thereunder, and by resolution adopted
 March 16,
1987, the Board amended the Plan to change paragraphs 10 and 11 and to increase by 595,000 shares the number of shares of Liposome's Common Stock available thereunder, for a total of 1,495,000 shares. Both resolutions were approved by the Shareholders on June 19, 1987. On March 15, 1988, the Board by a resolution further increased the number of shares by 430,000 for a total of 1,925,000 shares. The Shareholders approved the increase in shares on May 19, 1988. On November 30, 1989, the Board by resolution increased the number of shares by 500,000 to a total of 2,425,000. The Shareholders approved the increase on May 24, 1990. On November 7, 1990, the Board by resolution increased the number of shares by 600,000 to a total of 3,025,000. The Shareholders approved the increase on May 16, 1991. On March 12, 1992, the Board increased the number of shares by 1,000,000 to a total of 4,025,000. The increase was approved by the Shareholders on May 21, 1992. On March 11, 1993, the Board increased the number of shares by 1,500,000 to a total of 5,525,000. The stockholders approved the increase in shares on May 20, 1993. On March 3, 1995, the Board increased the number of shares by 1,000,000 to a total of 6,525,000 and extended the term of the Plan to March 3, 2005. The stockholders approved the increase in shares and extension of the term on May 11, 1995.
6. PERIOD FOR GRANTING OF OPTIONS. All Options under this Plan must be granted within 10 years from the date on which the most recent amendment extending the option grant period pursuant to this Section is approved by the Board, that is, prior to March 3, 2006.

7. PERIOD FOR EXERCISE OF OPTIONS. The Option Agreement shall state the date on which each Option, and all rights under such Option, shall expire. The Board or Committee shall determine the Expiration Date of each Option, but in no event shall the Expiration Date be more than 10 years from the Date of Grant, unless the Optionee owned more than ten percent (10%) of the voting power of all classes
of stock of the Company at the time the Option was granted, in which case the Expiration Date shall be no more than 5 years from the Date of Grant. Options shall be subject to early termination as provided in other Sections of this
 Plan.

8. OPTION PRICE.

  a. The Option Agreement shall state the Option Price. The Board or Committee shall determine the Option Price, but in no event shall the Option Price be less than:

      (i) 100% of the fair market value of the Common Stock on the Date of Grant for a Plan ISO, if the Optionee does not own stock possessing more than 10 percent of the total combined voting power of all classes of stock of the
 Company
on the Date of Grant, or

       (ii) 110% of the fair market value of the Common Stock on the Date of Grant for a Plan ISO, if the Optionee does own stock possessing more than 10 percent of the total combined voting power of all classes of stock of the
 Company
on the Date of Grant.

   b. For Nonplan ISO, at the discretion of the Board or the Committee, the Option Price may be at, above or below the fair market value of the Common
 Stock,
but in no event less than the par value of the Common Stock.

   c. For purposes of this Section, the fair market value shall be the closing bid for the Common Stock on the Date of Grant, if any market exists for the Common Stock on said Date or, if no such market exists, shall be determined in good faith by the Board or Committee after taking into account all appropriate factors and obtaining such independent appraisals as the Board or Committee considers appropriate.

9. NONTRANSFERABILITY OF OPTION. No Option shall be transferable or assignable in any way by an Optionee, otherwise than by will or by the laws of descent and distribution. Each Option shall be exercisable during the Optionee's lifetime only by the Optionee. No Option may be pledged or hypothecated in any way or subjected to execution, attachment, or similar process. Each Option is subject to the provision of this Section regardless of any community property interest therein of any spouse of the Optionee, or such spouse's successor in interest. In the event that any spouse of the Optionee shall have acquired a community property interest in such Option, the Optionee or his successor shall have the sole authority and discretion to exercise the Option on behalf of the spouse of the Optionee or such spouse's successors in interest.


10. LIMITATION ON EXERCISE WHILE PRIOR INCENTIVE STOCK OPTION OUTSTANDING. Each Incentive Stock Option granted under the Plan prior to January 1, 1987, shall provide that such Incentive Stock Option shall not be exercisable while there is outstanding (within the meaning of Section 422A(c)(7) of the Internal Revenue Code) and "incentive stock option" as defined in Section 422A(b) of the Internal Revenue Code, which was granted, before the granting of such option, to such individual to purchase stock in the Company.

11. LIMITATION OF VALUE OF STOCK SUBJECT TO OPTION. The aggregate fair market value (determined as of the time of grant) of the stock for which any employee may be granted Incentive Stock Options under this Plan (or incentive stock options, within the meaning of Section 422A(b) of the Internal Revenue Code, under any other stock option plans of the Company or any Subsidiary) in any calendar year prior to January 1, 1987, shall not exceed $100,000 plus any unused
limit carryover to such year. Such limit carryover shall be determined pursuant to Section 422A(c)(4) of the Internal Revenue Code in accordance with the following rules:

  (i) if, in any calendar year after 1980 and prior to January 1, 1987, $100,000 exceeds the aggregate fair market value (determined as of the time the Option is granted) of the stock for which an employee was granted during the year
 Incentive
Stock Options under the Plan (and any other incentive stock options, within the meaning of Section 422A(b) of the Internal Revenue Code, under such excess shall be unused limit carryover to each of the three succeeding calendar years;

   (ii) the amount of such carryover which may be taken into account in any succeeding calendar year shall be the original amount of such carryover reduced by the amount thereof which was used in prior calendar years; and

   (iii) for purposes hereof, the amounts of options granted in any calendar year shall be treated as first using up the $100,000 annual limitation described about and then as using up unused limit carryovers in order of the years in which
the carryovers arose.

   In the case of the Options granted after December 31, 1986, the aggregate fair market value (determined as of the time of grant) of the stock with respect to which Incentive Stock Options under the Plan (or incentive stock options, within the meaning of Section 422A(b) of the Internal Revenue Code, under any other stock option plans of the Company or any Subsidiary) are exercisable for the first time by any employee during any calendar year shall not exceed $100,000.

   The limitations of the preceding two paragraphs shall not apply to the grant of options designated Non-Qualified Stock Options under the Plan.

12. EXERCISE OF OPTION. Subject to the limitations stated in Sections 7 and 10 and elsewhere in this Plan, each Option shall be exercisable from time to time
over a period commencing on the Date of Grant and ending upon the Expiration
 Date
of the Option; provided, however, that the Board or Committee may by the provisions of the Option Agreement, define or limit the number of shares purchasable thereunder (or for which Options may be exercised) to or in any period or periods of time following the Date of Grant and prior to the
 Expiration
Date.


   The Option shall be exercised by the Optionee or his Successor by giving written notice to the Secretary of Liposome specifying the number of full shares to be purchased and accompanied by payment of the full price of said shares, as follows:

  (a) delivering to Liposome a written notice duly signed by the Optionee or his Successor stating the number of shares that the Optionee has elected to purchase at that time; and

   (b) (i) paying in cash or certified check the full purchase price of the shares then to be purchased; or

       (ii) if permitted by the Board or Committee in its discretion, and if authorized by applicable law, giving the negotiable promissory note of the Optionee bearing a simple interest rate determined by Committee and secured by a security interest in the shares then to be purchased and such other security as the Board may require; or

      (iii) paying in stock of Liposome, provided that the Board or Committee authorizes (in its discretion) such mode of payment, and provided, further, that the determination of the market value of the stock so employed shall be determined by the Board or Committee, in its sole discretion, using procedures consistent with those used to value the Common Stock of Liposome at a Date of Grant in Section 8;

      (iv) paying or giving any combination of the modes of payment outlined in (i)-(iii) above, if authorized by the Board or Committee in its discretion.

   Within a reasonable period after receipt by Liposome of such notice and payment and subject to the provisions of Section 19, Liposome shall issue the shares purchased in the name of the Optionee or his Successor and deliver the certificate therefor thereto. No shares shall be issued until payment therefor, as provided above, has been made and the Optionee shall have none of the rights of a shareholder in respect to such shares until they are issued to him.

13. VESTING OF SHAREHOLDER RIGHTS. Neither an Optionee nor his Successor shall have any of the rights of a shareholder of Liposome until the certificates evidencing the shares purchased are properly delivered to the person exercising the Option. No adjustment shall be made for any type of dividend or distribution
or right for which the record date is prior to the date such shares are delivered, except as provided in Section 18.

14. TERMINATION OF EMPLOYMENT. Upon an Optionee's Termination of Employment with Liposome, other than by death, Permanent Disability or for cause, his option
privileges shall be limited to the shares which were immediately purchasable by him at the date of such termination, and such option privileges shall expire unless exercised by him within three (3) months after the date of such termination, or within the remaining term of the Option, whichever is less. The granting of an Option to an Employee does not alter in any way the Company's existing rights to terminate such person's employment at any time for any reason,
nor does it confer upon any such person any rights or privileges except as specifically provided for in this Plan. If said termination is for cause
 (herein
defined as any serious misfeasance, malfeasance, or failure to adequately perform
his duties), then the Optionee shall have no right to exercise any Option as to any shares (including any which were immediately purchasable by him immediately prior to his termination) subject to option at the time of Termination of his Employment. If Termination of Employment occurs by reason of an Optionee's Permanent Disability, the three (3) month period referred to in this Section shall be considered amended and be twelve (12) months.


15. DEATH OF OPTIONEE. If an Optionee dies while in the employ of the Company, his option privileges shall be limited to the shares which were immediately purchasable by him at the date of death, and such option privileges shall expire unless exercised by his Successor within twelve (12) months after the date of death or within the remaining term of the Option, whichever is less.

16. RESTRICTIONS AND RIGHT OF FIRST REFUSAL ON RESALE BY OPTIONEE. The shares acquired on exercise of an Option shall be subject to such restrictions as the Board may determine.

17. ADMINISTRATION OF PLAN AND ADDITIONAL TERMS AND CONDITIONS OF OPTIONS. This Plan shall be administered by the Board or the Committee, if such is appointed by the Board to administer the Plan. If this Plan is administered by the Committee, the Committee shall periodically report all action taken by it to the Board. Acts approved, or reduced to writing, by a majority of the Board or of the Committee shall be valid acts; provided, however, that Options to Employees who are members of the Board or of the Committee may be granted only by
a majority of the disinterested members of the Board. The Board or Committee shall have full and final authority, in its sole discretion, subject to the provisions of this Plan: to determine the employees to whom, and the time or times at which, Options shall be granted and the price and number of shares of Common Stock covered by each Option; to construe and interpret this Plan; to determine the terms and provisions of the respective Option Agreements, which need not be identical, including, without limitation, terms covering the payment of the Option Price and the periods and number of shares as to and during which Options may be exercised; and to make all other determinations and take all other
actions deemed necessary or advisable for the proper administration of this
 Plan.
All such actions and determinations shall be conclusively binding for all purposes upon all persons interested in this Plan. All terms and conditions of any Option which are not specified in the text of this Plan shall be stated in the Option Agreement and shall not conflict with the provisions of this Plan nor require Shareholder approval as a modification or amendment of this Plan.

18.    ADJUSTMENTS.

  a. In the event that the issued and outstanding shares of the Common Stock of Liposome are hereafter increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation, by reason of a recapitalization, reclassification, stock split, or combination or shares, appropriate adjustment shall be made by the Board or Committee in the number and kind of shares for the purchase of which Options may be granted under this Plan. Such adjustment in outstanding options shall be made without change in the total price applicable to the unexercised portion of the Option but with a corresponding adjustment in the Option Price
 and
the number of shares subject to option.

  b. In the event of the dissolution of Liposome, any option granted under this Plan shall terminate as of a date to be fixed by the Board or Committee, provided
that not less than 30 days' written notice of the date so fixed shall be given to
each Optionee and each such Optionee shall have the right during such period to exercise his Option as to all or part of the shares covered thereby, including shares as to which such Option would not otherwise be exercisable by reason of an
insufficient lapse of time.

   c. In the event of a Reorganization (as hereinafter defined) in which Liposome is not the surviving or acquiring company, or in which Liposome is or becomes a wholly owned subsidiary of another company after the effective date of the Reorganization, then:



       (i) If there is no plan or agreement respecting the Reorganization or if there is a Reorganization Agreement which does not specifically provide for the change, conversion, or exchange of the shares under outstanding and unexercised stock Options for securities of another corporation, then the Board or Committee shall take such action and the Options shall terminate, as provided in subparagraph (b) of this paragraph 18; or

       (ii) If there is a Reorganization Agreement and if the Reorganization Agreement specifically provides for the change, conversion or exchange of the shares under outstanding and unexercised stock options for securities of another corporation, the Board or Committee shall adjust the shares under such outstanding and unexercised stock options (and shall adjust the shares remaining under this Plan which are then available to be optioned under this Plan if the Reorganization Agreement makes a specific provision therefor) in a manner not inconsistent with the provisions of the Reorganization Agreement for the adjustment, change, conversion or exchange of such stock and such options.

   The term "Reorganization" as used in this subparagraph (c) of this paragraph 18 shall mean any statutory merger, statutory consolidation, sale of all or substantially all of the assets of Liposome, or sale, pursuant to an agreement with Liposome, of securities of Liposome pursuant to which either Liposome does not survive or Liposome is or becomes a wholly owned subsidiary of another company after the effective date of the Reorganization.

   d. Adjustments and determinations under this paragraph 18 shall be made by the Board or Committee, whose decisions as to what adjustments or determinations shall be made, and the extent thereof, shall be final, binding and conclusive.

19. RESTRICTIONS ON ISSUING SHARES. The exercise of each Option granted under this Plan shall be subject to the condition that if at any time the Company shall
determine in its discretion that the satisfaction of withholding tax or other withholding liabilities, or that the listing, registration, or qualifications of any shares otherwise deliverable upon such exercise upon any securities exchange or under any state or federal law, or that the consent of approval of any regulatory body, is necessary or desirable as a condition of, or in connection with, such exercise of the delivery or purchase of shares pursuant thereto, then in any such event such exercise shall not be effective unless such withholding, listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company.

20. NOTICE OF DISPOSITION OF SHARES. Each Optionee shall agree pursuant to an Option Agreement to promptly notify the Company of any disposition, sale, exchange, gift or transfer of legal title of the shares acquired by the Optionee pursuant to an Option, and of any other event which, to the Optionee's knowledge,
requires the Optionee to include in his gross income any amount in connection with the Option or any shares acquired on exercise of the Option.

21. USE OF PROCEEDS. The proceeds received by Liposome from the sale of Common Stock pursuant to the exercise of Options granted under this Plan shall be
added to Liposome's general funds and used for general corporate purposes.


22. AMENDMENT, SUSPENSION AND TERMINATION OF PLAN. The Board may at any time suspend or terminate this Plan or may amend it from time to time in such respects
as the Board or Committee may deem advisable in order that the Options granted may conform to any changes in the law or in any other respect which the Board or Committee may deem to be in the best interests of the Company; provided, however,
that no action will be valid or may be taken, without the approval of the Shareholders of Liposome, that would cause the Options issued to fail to qualify as Incentive Stock Options. Except as provided in this Plan, no amendment, suspension or termination shall, without an Optionee's consent, alter or impair any of the rights or obligations under any option theretofore granted to such Optionee under this Plan.

23. INVESTMENT PURPOSE. Each Option under the Plan shall be granted on the condition that the purchases of stock thereunder shall be for investment purposes, and not with a view to resale or distribution except that in the event the stock subject to such Option is registered under the Securities Act of 1933, as amended, or in the event a resale of such stock without such registration would otherwise be permissible, such conditions shall be inoperative if in the opinion of counsel for Liposome such conditions is not required under the Securities Act of 1933 or any other applicable law, regulation or rule of any governmental agency.

24. RESTRICTIVE LEGEND. A restrictive legend shall be placed on each certificate of stock issued pursuant to the exercise of an Option if the securities are unregistered, setting forth the unregistered nature of the securities, and the restrictions upon repurchase or resale of such securities as provided in this Plan, the By-Laws or Certificate of Incorporation of Liposome, the Option Agreements, or any other document or agreement pertaining thereto.

25. APPLICABLE LAW. This Plan shall be construed and interpreted in accordance with the laws of the State of Delaware.


                                    ********


The undersigned certifies that the above Employee Stock Option Plan was adopted by the Board of Directors of The Liposome Company, Inc. and approved by Shareholders.





                                         Allen Bloom, Secretary


Dated:  June 10, 1993
Amended:  March 3, 1995


                                EXHIBIT    10-10

                                 LEASE AGREEMENT





                                     BETWEEN




                            ONE RESEARCH WAY PARTNERS

                                   (Landlord)





                             LIPOSOME COMPANY, INC.

                                    (Tenant)




                          DATED AS OF:  January 1, 1995





                              Premises: One Research Way
                                      Plainsboro Township,
                                      Middlesex County, New Jersey


TABLE OF CONTENTS


Article 1 - Demise ............................................  1
Article 2 - Term ..............................................  1
Article 3  - Conditions of Premises . . . . . . . . . . . . . . 1
Article 4 - Rent ..............................................  3
Article 5 - Use of Premises ...................................  4
Article 6  - Additional Rent; Net Lease; Repair and Maintenance 7
Article 7  - Rules and Regulations  . . . . . . . . . . . . .  10
Article 8 - Common Area .......................................  10
Article 9  - Alterations, etc.  . . . . . . . . . . . . . . .  10
Article 10 - Insurance ........................................  12
Article 11 - Indemnification  . . . . . . . . . . . . . . . .  15
Article 12 - Fire .............................................  15
Article 13 - Eminent Domain ...................................  18
Article 14 - Assignment or Subletting . . . . . . . . . . . .  19
Article 15 - Entry by Landlord ................................  22
Article 16 - Inspections by Prospective Purchasers
           and Tenants and by Lender  ... . . . . . . . .    22
Article 17 - Surrender  . . . . . . . . . . . . . . . . . . .  23
Article 18 - Default  . . . . . . . . . . . . . . . . . . . .  24
Article 19 - Bankruptcy . . . . . . . . . . . . . . . . . . .  26
Article 20 - Quiet Enjoyment ..................................  27
Article 21 - Consent by Landlord  . . . . . . . . . . . . . .  28
Article 22 - Subordination ....................................  28
Article 23 - Mechanics' Liens .................................  29
Article 24 - Notices ..........................................  29
Article 25 - Waiver of Trial by Jury  . . . . . . . . . . . .  30
Article 26 - No other Waiver or Modifications . . . . . . . .  30
Article 27 - Curing Tenant's Defaults . . . . . . . . . . . .  30
Article 28 - Estoppel Certificate . . . . . . . . . . . . . .  31
Article 29 - Parties Bound ....................................  31
Article 30 - Force Majeure ....................................  32
Article 31 - Parking  . . . . . . . . . . . . . . . . . . . .  32
Article 32 - Definition of Landlord . . . . . . . . . . . . .  33
Article 33 - Taxes on Tenant's Property . . . . . . . . . . .  33
Article 34 - Environmental Matters  . . . . . . . . . . . . .  33
Article 35 - Option to Renew ..................................  37
Article 36 - Right of First Offer to Purchase . . . . . . . .  39
Article 37 - Security . . . . . . . . . . . . . . . . . . . .  40
Article 38 - General Provisions ...............................  41


Exhibit A - Description of Premises
Exhibit B - Landlord's Repairs
Exhibit C - Building Standard
Exhibit D - Standard Tenant Fit-Up Specifications
Exhibit E - Rules and Regulations


         THIS LEASE AGREEMENT (herein called "Lease") made and executed as of the day of January, 1995 by and between ONE RESEARCH WAY PARTNERS, a New Jersey limited partnership, having an office at c/o Keller, Dodds ~ Woodworth, Inc., 103 Carnegie Center, Princeton, New Jersey 08543, (herein called the ("Landlord), of the one part, and THE LIPOSOME COMPANY, INC., a Delaware corporation, having an office at 1 Research Way, Princeton Forrestal Center, Princeton, New Jersey, 08540, (herein called the "Tenant), of the other part.

WITNESSETH

ARTICLE 1 - DEMISE

l.1 - That in consideration of the rents and covenants herein set forth, Landlord hereby leases to Tenant, and Tenant hereby rents from Landlord premises containing approximately 49,421 gross rentable square feet, (hereinafter "premises), as shown outlined in red on Exhibit "A", a copy of which is attached hereto, in the building located at One Research Way, Plainsboro Township, Middlesex County, State of New Jersey (hereinafter "Building") which ir. situated on that certain parcel of land (said parcel of land together with the Premises, Building and all other improvements located thereon, are hereinafter referred to as the "Parcel") more particularly described in Exhibit "A" attached hereto. The gross rentable area of the Building is approximately 49,421 square feet and the Premises constitutes 100% (hereinafter "Tenant's Percentage") of said gross rentable area. This Lease shall be for the term, upon the rentals and subject to the terms and conditions set forth in this Lease and the Exhibits attached hereto.

1.2 - The demise of the Parcel hereunder is subject to the terms and conditions of that certain Ground Lease dated January 21, 1980, between The Trustees of Princeton University, as Ground Lessor and Bowers Development Corporation as Ground Lessee, which was assigned to Landlord on October 11, 1984, as that Ground Lease will hereafter be amended by the letter of The Trustees of Princeton University . Landlord will cooperate with Tenant to obtain such letter, the purpose of which is to confirm Princeton University's consent to the uses set forth hereinafter.

ARTICLE 2 - TERM

2.1 - The term of this Lease shall commence on the date of this Lease (hereinafter "Commencement Date"). The term shall be for a period of twelve (12) years, ending on the day immediately preceding the twelfth (12th) anniversary of this Lease, unless extended as provided for elsewhere herein.

ARTICLE 3 - CONDITION OF PREMISES

3.1 - Tenant had possession of the Premises for a period of time prior to the commencement of this Lease and therefore accepts the Premises in its "As-is" condition, except a8 set forth on Schedule B, which sets forth those repairs and replacements which shall be commenced by Landlord immediately upon the execution of this Lease. Landlord shall have no obligation to (i) alter, improve, decorate or otherwise prepare the Premises for Tenant's occupancy, (ii) provide Tenant with any tenant improvement allowance, or (iii) obtain a Certificate of Occupancy or other permits or approvals which may be required for Tenant's occupancy of the Premises. Tenant acknowledges that the Premises are leased to Tenant "as is" on the date hereof: and Landlord acknowledges that Tenant has occupied portions of the Premises for some time and has added to it substantial structural changes at Tenant's own expense, such a8 a loading dock, chemical storage facilities, laboratories, and the like. Except as expressly set forth herein, neither Landlord nor Landlord's agents have made any representations or promises with respect to the physical condition of the Building, the land upon which it is erected or the Premises. Tenant has inspected the Premises and is thoroughly acquainted with their condition, and acknowledges that the taking of possession of the Premises by Tenant shall be conclusive evidence that the Premises were in good and satisfactory condition at the time such possession was so taken.

3.2 - Tenant may at its own expense select and employ its own contractors for work within the Premises and on the Parcel. Such work shall include, but shall not be limited to the installation and renovation from time to time, of Tenant's laboratory facilities (hereinafter "Laboratory Areas), Tenant's manufacturing facility (hereinafter "Manufacturing Area"), (all such work hereinafter called "Tenant's Work"), provided (i) Tenant advises Landlord in writing of its intention to do so prior to commencement of any such work which shall include a list of all proposed contractors, and (ii) Landlord has not indicated to Tenant in writing that it objects to any such contractors or sub-contractors. Any such objection by Landlord must be raised within ten (10) days of its receipt of notice of such commencement, and must not be unreasonable, nor shall same be unreasonably withheld or conditioned. In no event shall any contractors and sub-contractors performing Tenant's Work file any mechanics lien or contractors lien against the Building and/or Parcel of Landlord and Tenant hereby agrees to protect, defend, indemnify and save Landlord harmless of and from any damages, costs or expenses incurred by Landlord in connection with such mechanics liens and contractors liens .

3.3  -    Tenant  and  its  contractors  shall  be  responsible for
transportation, safekeeping and storage of materials and equipment used in the performance of Tenant's Work and for the removal of waste and debris resulting from the performance of Tenant's Work and Landlord shall not be responsible for the work of Tenant's contractors. Prior to commencement of Tenant's Work, Tenant shall obtain and maintain, At its expense, Workmen's Compensation and Bodily Injury and Property Damage Public Liability Insurance and other policies of insurance which include coverage equivalent to so called "Builder's Risk" Insurance (all such insurance shall conform to the requirements of Article 12 hereof) and shall submit certificates as evidence thereof to Landlord.

ARTICLE 4 - RENT

4.1 - Landlord reserves and Tenant covenants to pay to Landlord without demand, setoff or abatement at 103 Carnegie Center, Princeton, New Jersey 08543, or at such other place as may hereafter be designated in writing by Landlord, on the days and in the manner herein prescribed for the payment thereof guaranteed Minimum Rent and Additional Rent (is hereinafter defined) for the Premises as set forth in this Article 4 and in Article 6.

4.2 - Tenant, covenants to pay a fixed guaranteed minimum annual rent (hereinafter "Minimum Rent), payable in monthly installments in advance of the first day of each month commencing on the Commencement Date, as follows:

Period     Sq. Ft. Rental      Annual Rental Monthly Rental

l/l/95 -   $11.50 (triple net) $568,341.50 $47,361.79
12/31/01

l/l/02 -   $l4.00 (triple net) $691,894.00 $57,657.83
12/31/06


4.3 - In addition to the Minimum Rent stipulated herein, Tenant covenants and agrees to pay to Landlord as additional rent (hereinafter "Additional Rent") all other sums and charges which are, pursuant to the terms of this Lease, to be paid by the Tenant. Except as otherwise specifically provided in this Lease, Additional Rent shall be due and payable on the first day of the month but not less than ten (10) days following the date on which Tenant is given notice of Additional Rent due.

4.4 - The term "lease year" means each twelve (12) month period during the term hereof, the first lease year being the period beginning on the date when the first monthly installment of Minimum Rent i8 to be paid in advance and ending at the conclusion of that twelve (12) month period. The last lease year means the period beginning on the first day of the twelve (12) month period at the end of which this Lease expires and ending on the date that this Lease shall terminate.

4.5 - In the event Tenant shall fail to pay Minimum Rent and/or Additional Rent when due, and such failure shall continue for 10 days after notice by Landlord to Tenant then, in addition to the Landlord's rights as contained in Article 18 hereof, interest shall accrue thereon at the rate equal to the Prime Rate as published in the Wall Street Journal from time to time plus two percent (2%).

ARTICLE 5 - USE OF PREMISES

5.1 - Tenant covenants and agrees to use and occupy the entire Premises solely for the purpose of the manufacture of pharmaceuticals, as a research laboratory and general office use, together with such other uses as are permitted by and consistent with the applicable private use restrictions affecting the corporate park of which the Building is a part and for no other purpose, and such use and occupancy shall be in compliance with all applicable laws, ordinances, requirements and regulations of any governmental authority having jurisdiction, and also in compliance with Landlord's Rules and Regulations as set forth in Exhibit "E" hereto.

5.2 - Tenant acknowledges that there are federal, state and local laws, regulations and guidelines, and that additional laws, regulations And guidelines may hereafter be enacted relating to or affecting the Parcel and concerning the impact on the environment of construction, land use, the maintenance and operation of structures, and the conduct of business. Tenant will not cause or permit to be caused, any act or practice, by negligence, omission or otherwise, that would adversely affect the environment or that would violate any of said laws, regulations or guidelines. Any violation of this covenant shall be an event of default pursuant to Article 18 hereof. Tenant shall be solely responsible to make any changes in the Premises and/or Parcel pursuant to said laws, regulations and guidelines and agrees to protect, defend, indemnify and save Landlord harmless from any damages, costs or expenses incurred by Landlord in connection with Tenant's obligations under this Paragraph 5.2.

5.3 - It is understood and agreed that Tenant shall not place a load on any floor of the Premises exceeding a floor load which such floor was designed to carry and which is allowed by law.

5.4 - Tenant shall not place any obstructions, refuse or debris of any kind which would tend to obstruct the areas in front of or around the Building. Tenant shall keep the Premises in a neat and clean condition, and shall cause all garbage and refuse to be removed.

5.5 - Tenant shall not suffer or permit the Premises, or any part thereof to be used in any manner which would in any way, (i) violate any of the provisions of any grant, lease or mortgage to which this Lease is subordinate, provided that any such provision is not inconsistent with the rights acquired by Tenant under this Lease, (ii) violate any laws or requirements of public authorities, (iii) because of a change in the current use of the Premises, make void or voidable any fire or liability insurance policy then in force with respect to the Parcel,
(iv) make unobtainable or extraordinarily difficult to obtain (from reputable insurance companies authorized to do business in New Jersey at standard rates) any fire insurance with extended coverage, or liability, or boiler or other insurance which may be reasonably required to be furnished by Landlord under the terms of any lease or any mortgage to which this lease is subordinate, (v) cause physical damage to the Parcel or any part thereof, or constitute a nuisance therein, (vi) reasonably be perceived to impair the appearance, character or reputation of the Parcel. The provisions of this Section 5.5 and the application thereof, shall not be deemed to be limited in any way to or by the provisions of any of the articles of this Lease or any of the Rules and Regulations referred to in this Lease except as may herein be expressly otherwise provided.

5.6 - If any governmental license or permit shall be required for the proper and lawful conduct of Tenant's business in the Premises, or any pa:-t thereof, then Tenant, at its expense, shall duly procure and thereafter maintain such license or permit and Tenant shall at all times comply with the terms and conditions of each such license or permit.

5.7 - In addition to the other uses specified herein, Tenant may continue to maintain on the parcel the five (5) modular units (the "Modular Units) currently existing thereon, until September 1, 1996, at which time the Modular Units shall be removed from the Parcel at Tenant's expense and the portion of the Parcel where the Modular Units were located shall be restored to its condition before their installation. The Modular Units shall be deemed a part of the Premises and the use and occupancy thereof shall be in accordance with the provisions of this Lease.
    Tenant's use, occupancy, maintenance and removal of the Modular Units shall be in full compliance with (i) all applicable laws, ordinances, requirements and regulations, (ii) the terms and provisions of the Ground Lease as defined in
Section 1.2, and (iii) the Rules and Regulations.
Tenant shall pay Landlord, as Additional Rent, and in consideration of Landlord's willingness to permit the Modular Units to remain on the parcel until September l, 1996, the following amounts (the "Modular Rent") on the dates indicated below:

       (i) On March 1, 1995...................... $l9,200
      (ii) On September l, 1995...................     7,500
     (iii) On March l, 1996...................... 10,002

If Tenant removes the Modular Units and restores the Parcel prior to September 1, 1996, then as of the date of the completion of such restoration (the "Modular Termination Date") Tenant's obligation to pay the Modular Rent shall terminate, and if no Event of Default has then occurred or is then continuing, Landlord shall return to Tenant the proportional amount of any payment of Modular Rent which relates to the number of whole (but not partial) months remaining after the Modular Termination Date for which Modular Rent was paid.

    If Tenant shall fail to remove the Modular Units (as distinguished from the site restoration work, which shall be completed within a reasonable time thereafter) before the close of the business day on September l, 1996, time being of the essence, an Event of Default shall be deemed to have occurred and, in addition to all other rights and remedies which Landlord may have under this Lease, Tenant shall pay Landlord on September 2, 1996, the amount of $250,000; provided, however, that payment of this amount shall not be deemed to cure the occurrence of an Event of Default or to allow Tenant to extend the time that the Modular Units may remain on the Parcel.

    No Event of Default shall be deemed to have occurred hereunder, nor shall Tenant be required to pay any sums to Landlord pursuant to this Subparagraph 5.7, unless Tenant's failure to comply with the provisions of this Section 5.7 constitutes an Event of Default under the Ground Lease as amended. In the event that a different sum or different remedy is arrived at under the Ground Lease, it is the intention of the parties hereto that the obligation to pay such other sum or to perform such different remedy shall be passed through directly to Tenant, in lieu of the penalties presently set forth in this Subparagraph 5.7 as if Tenant were the tenant under the Ground Lease and, so long as Landlord was indemnified and held harmless from any and all responsibilities or liability, no further penalties would then be imposed on Tenant by Landlord. Nothing herein shall be deemed to preclude Tenant from negotiating directly with Princeton University, or its successor, as Landlord under the Ground Lease, so as to modify or eliminate the penalties referred to herein from the Ground Lease and, therefore, from this Lease provided that Landlord shall not incur any additional liability under the Ground Lease as a result of such negotiations.

Tenant shall not be required to seek or obtain any approval from Landlord in order to remove the Modular Units or to restore the Parcel to its pre-existing condition. In addition, Tenant will be required to retrofit space within the Premises to accommodate the uses presently conducted in the Modular Units. Landlord acknowledges the relationship between that work and the removal of the Modular Units and confirms that Landlord's approval of that work within the Premises shall be granted expeditiously. Tenant has posted with Plainsboro Township a performance guaranty and cash which the Township has deemed sufficient to restore the area following the removal of the Modular Units. Landlord agrees to use commercially reasonable efforts (at no expense to Landlord) to have the performance guaranty and cash applied as the primary source of funds for the completion of the removal in the event that Tenant does not complete such restoration, before drawing on the letter of credit, pursuant to Article 37 hereinafter.


ARTICLE 6 -    ADDITIONAL RENT: NET LEASE REPAIR AND MAINTENANCE

6.1 - Tenant shall pay Landlord or others, as specified and at times set forth in this Lease, the amount of all expenses which Landlord incurs of every kind and nature which Landlord shall pay or become obligated to pay because of the ownership of the Parcel, but only those which are necessary and appropriate in connection with the efficient and economical operation of the Parcel, including, but not limited to insurance premiums for policies of insurance specified in
Article 10 hereinafter, utility charges (which are to be paid directly to others), and Real Estate Taxes, it being the intention of the parties hereto that the Rent to be received by Landlord shall be absolutely net of all expenses. It is understood by the parties hereto that Tenant has herein obligated itself to pay directly all utilities, and to have full responsibility to maintain the Premises. As such, Landlord's responsibility to perform duties with respect to the Parcel, the Premises and the Building are intended to be limited exclusively to those obligations of Landlord expressly provided in this Lease. Tenant's reimbursement obligations shall not include (a) debt service payment of principal, interest, points, origination fees, penalties or any other cost or expense in connection with any loan obtained by Landlord, repayment of which is secured by the Leased Premises or any portion thereof, (b) management, legal, accounting and administrative expenses of Landlord, or (c) those repair obligations of Landlord expressly set forth in this Lease. Tenant shall have the right, upon giving two (2) weeks prior written notice to Landlord, to make reasonable inspections of Landlord's books and records related solely to the items of Additional Rent so as to verify the sums due from Tenant as Additional Rent.

6.2 - Tenant, at Tenant's sole cost and expense, shall maintain the Premises, including all interior and exterior areas, in good order, condition and repair and shall operate the Premises. Tenant's costs shall include, but are not limited to, costs and expenses for the following: gardening and landscaping; utilities, water and sewage charges; maintenance of signs; premiums for liability, property damage, fire and other types of casualty insurance and worker's compensation insurance; all property taxes and assessments levied on or attributable to the Premises; fees for required licenses and permits; routine maintenance and repair of roof membrane, flashings, gutters, downspouts, roof drains, skylights and waterproofing; maintenance of paving (including sweeping, sealing, striping, repairing, resurfacing, and repaving); general maintenance; painting; lighting; cleaning; refuse removal; security; snow and ice removal; management and supervision, and, similar items. Tenant shall neither commit waste nor damage the Premises and shall throughout the Term, at Tenant's sole cost and expense, assume all responsibility and obligation for the physical condition of the Premises and its sidewalks, curbs, parking areas, utilities and grounds, and shall make all necessary repairs and replacements thereto, interior and exterior, structural and non-structural, ordinary and extraordinary
and foreseen and unforeseen.   If any portion of the Premises or any system or
equipment in the Premises which Tenant is obligated to repair cannot be fully repaired or restored, Tenant shall promptly replace such portion of the Premises or system or equipment in the Premises, regardless of whether the benefit of such replacement extends beyond the Lease term. All repairs and replacements of a structural nature, except emergency repairs and replacements, shall be subject to the prior approval of Landlord and shall be constructed in a good and workmanlike manner. Tenant shall be entitled, but shall not be required, to make repairs and replacements from time to time which result in a level of quality which is consistent with the Restoration Specifications (such level of quality referred to hereinafter as "Building Standard"), dated December 27, 1993, by George Geiger & Associates, Inc., a copy of which is attached hereto as Exhibit "C".

6.3 - Landlord's sole repair obligation, which Landlord hereby undertakes, shall be limited to any reasonably required repair the building structure (which is defined as the footings and foundations, supporting columns and load bearing exterior walls). Landlord's obligations shall not apply to items installed by Tenant or Tenant's contractors or any repair and/or replacement caused by acts or omissions of Tenant, its agents, employees, contractors or invitees.

6.4 - Tenant shall pay, directly to the appropriate supplier, the cost of all natural gas, heat, light, power, sewer service, telephone, water, refuse disposal and other utilities and services supplied to the Premises and shall be responsible for maintaining all utility equipment in operating order.

6.5 - Tenant shall pay Landlord, on a quarterly basis all real estate taxes and other taxes (except as set forth below), assessments, governmental charges, fees and levies, general and special, ordinary and extraordinary, unforeseen as well as foreseen, of any kind and nature for public improvements, services or benefits imposed upon or otherwise relating to the Premises and all other fees or taxes which may be levied in lieu of any of the above, which are assessed, levied, confirmed, imposed or become a lien upon the Premises or become payable during the Term (collectively "Real Property Taxes"). Upon receipt of any tax bill from any taxing authority, Landlord shall forward a copy of any such tax bill to Tenant, together with any communication as to the date on which such payment is due. Payment of Real Property Taxes shall be due and payable by Tenant ten (10) days before such Real Property Taxes shall become due to the appropriate taxing authority. Real Property taxes shall also include reasonable expenses of tax abatement or other proceedings contesting assessments or levies, it being understood that Landlord shall have the first right to contest any tax assessment. If Landlord chooses not to contest such assessment, Tenant shall be entitled to contest such assessment, at Tenant's own expense, in which event Landlord agrees to execute all forms which it is reasonably requested by Tenant to execute in connection with such contest, and Landlord agrees not to take any actions which are contrary to Tenant's contest of such assessment. If the Real Property Taxes in the jurisdiction in which the Premises located are payable on the basis of a fiscal/tax year other than a calendar year, for the purposes of this Lease, Taxes shall be computed on a calendar year basis, based upon the portion of each fiscal/tax year falling within the calendar year. Nothing contained in this Lease shall require Tenant to pay any franchise, corporate, estate, sales, use, inheritance, successions or transfer tax of Landlord, or any income, profits or revenue tax or charge upon the income of Landlord; provided, however, that if under the laws of the United States Government o:- the state in which the Premises are located, or any political subdivision thereof, a tax or excise on rent or any other tax, however described, is levied or assessed by any political body against Landlord on account of Rent, Tenant shall pay such tax or excise on Rent.

6.6 - Tenant acknowledges that during the term of this Lease, the Premises shall be under Tenant's sole custody and control, and Tenant agrees to use and occupy the Premises as Tenant is herein given the right to use at Tenant's own risk; and, except as otherwise set forth herein, Landlord shall have no responsibility or liabilities for any loss of or damage to any of Tenant's property or leasehold improvements, etc. (including, without limitation,
Tenant's  Property),  or  for  any inconvenience,   annoyance, interruption or
injury to business arising from Landlord's making any repairs or changes which Landlord is permitted by this Lease, or required by law, to make in or to any portion of the Premises, or in or to the fixtures, equipment or appurtenances thereof.

6.7 - If Tenant fails to make any payment of Real Property Taxes by the due date thereof, Landlord shall have the right to require Tenant to pay Landlord a sum equal to one-twelfth (l/12) of the annual Real Property Taxes payable by Tenant under this Lease, together with each monthly payment of Base Rent; provided however, the aforesaid provision shall not Apply to the first occurrence in any calendar year provided that such payment is made within ten
(10) days after the due date. If Tenant fails to pay, either to Landlord or directly to any insurer, any insurance premium for which Tenant is responsible by its due date, Landlord shall have the right to collect from Tenant for such insurance a sum equal to one-twelfth (1/12) of the annual insurance premiums payable by Tenant under this Lease, together with each monthly payment of Minimum Rent; provided however, the aforesaid provision shall not apply to the first occurrence in any calendar year provided that such payment is made within ten (10) days after the due date. Landlord shall hold such payments in a non-interest bearing impound account, and shall make all payments of Real Property Taxes and/or insurance by the date on which such payments are due. If unknown, Landlord shall reasonably estimate the amount of Real Property Taxes and/or insurance premiums when due, based upon the immediately prior bills and the advice of the tax collecting authority or the insurance company representatives for such estimated payment. Tenant shall pay any deficiency of funds in the impound account to Landlord upon written request. If Tenant defaults under this Lease, Landlord may apply any funds in the impound account to any obligation then due under this Lease. In the event the estimated payments exceed the actual annual payments of Real Property Taxes and insurance, Landlord shall reimburse Tenant any such excess. Landlord shall, upon the request of Tenant, provide Tenant with copies of tax and/or insurance bills and evidence of payment of same.

ARTICLE 7 - RULES AND REGULATIONS

7.1 - Tenant covenants and agrees to faithfully observe and comply with the "Rules and Regulations" affixed to this lease and made a part hereof as Exhibit "E", as well as any other and further reasonable Rules and Regulations which Landlord may hereafter make.

ARTICLE 8 - COMMON AREA

To the extent that the Ground Lease as defined in Section 1.2, in its form as of the date of this Lease, a copy of which has been provided to Tenant by Landlord, provides rights to any person or entity to the use of any driveways, footways or other portions of the Parcel, excluding the Building, on which the Premises is located (the "Common Area"), Tenant's right to the use of such areas, if any, shall be deemed non-exclusive and subject to the rights of such other parties in and to the Common Area

ARTICLE 9 - ALTERATIONS ETC.

9.1 - Subject to the provisions of this Lease, Tenant may make alterations, decorations, installations , additions and improvements (hereinafter "Tenant Changes") in or to the Premises, all at Tenant's sole cost and expense. Tenant shall furnish Landlord with outline plans and specifications for Tenant Changes prior to the commencement of the work. In addition, for all Tenant Changes which affect the structural elements of the Building or which include Tenant Changes to the mechanical or

HVAC systems, Tenant must submit engineered construction plans and specifications which detail such structural or mechanical Tenant Changes, to the commercially reasonable satisfaction of Landlord. No such drawings or specifications shall be required to reveal any information which Tenant reasonably believes would compromise the confidentiality of its operations within the Premises. Tenant shall make no Tenant Changes in or to the Premises without, in each instance, obtaining Landlord's prior consent, which consent shall not be unreasonably withheld, conditioned or delayed; and then only by contractors or mechanics who are subject to Landlord's approval, which approval shall not be unreasonably withheld, conditioned or delayed; and in conformance with such plans and specifications as have been submitted to Landlord. In the event that Tenant is ordered by any governmental entity with jurisdiction over the Premises or over Tenant, to perform any changes to the Premises on an emergent basis so as to conform to any government order, rule or regulation, Tenant shall use best efforts to notify Landlord of such change and to obtain the consent of Landlord, but shall be permitted to proceed with that change in the event that Tenant reasonably determines that the work must be completed prior to obtaining Landlord's consent, provided that (i) such changes shall be performed in accordance with all other provisions of this Lease, (ii) Tenant agrees to comply with all reasonable conditions which may thereafter be imposed by Landlord in connection with the construction of such changes, and (iii) Tenant's right to proceed with such changes shall not constitute a waiver by Landlord of its right to require restoration of the Premises at the expiration or earlier termination of this Lease , nor its right to require adequate security for the cost of such restoration.

     All Tenant Changes upon the Premises (including those Tenant Changes which have already been made pursuant to the prior Lease between Landlord and Tenant for the Premises), made by either party (excepting only Tenant Changes regarding the Laboratory Area and the Manufacturing Area, to be restored in accordance with the provisions of Section 9.5 and 17.2, and Tenant's equipment and movable trade fixtures) shall, unless Landlord shall elect otherwise, become the property of Landlord, and shall remain upon, and be surrendered with, the Premises as a part thereof at the end of the term. Any election by the Landlord not to have Tenant Changes remain upon the Premises either (a) at the end of the lease term, or any renewal or renewals thereof, or (b) upon the any early termination of the lease term, shall be made by giving written notice of such election to Tenant not less than (a) thirty (30) days prior to the expiration of the lease term, or (b) within thirty (30) days after any other termination of this Lease. The foregoing notice requirements shall not apply to any restoration obligations of Tenant regarding the Laboratory Area and the Manufacturing Area, which shall be governed by the provisions of Section 9.5 and 17.2.

     9.2 - Tenant agrees that any Tenant Changes shall be done in a good and workmanlike manner and in conformity with all laws, ordinances and regulations of all public authorities having jurisdiction.

     9.3 - Tenant agrees that it will procure all necessary permits before making any Tenant Changes. Landlord agrees that, without cost or expense to Landlord, it will cooperate with Tenant in obtaining such permits. Tenant agrees to pay promptly when due the entire cost of any work done by or for Tenant upon the Premises 80 that the Premises shall at all times be free of liens for labor or materials. Tenant agrees to save and indemnify Landlord from any and all injury, 10s8, claims, or damages to any person or property occasioned by or in connection with any Tenant Changes.

9.4 - Any such Tenant Changes shall be performed in such manner as not to delay or impose any additional expense upon Landlord in the maintenance or operation of the Building. Prior to the commencement of Tenant Changes, Tenant shall obtain and maintain at its expense Workmen's Compensation Insurance and Bodily Injury and Property Damage Public Liability Insurance and other policies of insurance with coverages equivalent to 80 called "Builders Risk" Insurance (all such insurance shall conform to the requirements of Article 10 hereof) and shall submit certificates as evidence thereof to Landlord.

9.5 - At the expiration of the term of this Lease or any renewal thereof, Tenant shall at its sole cost and expense (i) remove so many of Tenant fixtures and restore so much of the Premises to its condition prior to the installation of Tenant's fixtures as Landlord designates, and (ii) at Landlord's election, restore all or part of the Laboratory Area and Manufacturing Area to Building Standard office areas in accordance with the specifications set forth in Exhibit "C" hereto. Tenant shall not be obligated in any way to leave any of its fixtures in the Laboratory Area or Manufacturing Area, but may agree to do so, in its sole discretion, upon the request of Landlord. This Section 9.5 shall survive the expiration or sooner termination of this Lease and shall be interpreted in conjunction with Section 17.2 hereinafter which is intended to limit Landlord's election as set forth in this Section 9.5.

ARTICLE 10 - INSURANCE

10.1 - Tenant covenants to provide at Tenant's cost and expense on or before the Commencement Date, and to keep in full force and effect during the entire term and so long thereafter as Tenant, or anyone claiming by, through or under Tenant, shall occupy the Premises, insurance coverage as follows:

(a) Comprehensive Public Liability Insurance with contractual liability endorsements with respect to the Premises and the business of Tenant in which Tenant shall be adequately covered under limits of liability of not lees than a combined single limit of S5,000,000 for death, bodily injury and property damage.

(b) Fire and Extended Coverage, Vandalism, Malicious Mischief and Special Extended Coverage Insurance in an amount adequate to cover the cost of replacement of all personal property, decorations, trade fixtures, furnishings, equipment in the Premises, vaults, safes and all contents therein. Except as otherwise provided elsewhere in this Lease, Landlord shall not be liable for any damage to such property of Tenant by fire or other per l includable in the coverage afforded by the standard form of fire insurance policy with extended coverage endorsement attached (whether or not such coverage is in effect), no matter how caused, it being understood that the Tenant will look solely to its insurer for reimbursement.

(c) Worker's Compensation Insurance covering all persons employed by Tenant, including provisions in the Worker's Compensation coverage that provide that the carrier permit waiver of subrogation against Landlord. Tenant will use commercially reasonable efforts to have its Worker's Compensation carrier provide this endorsement to its coverage. (Landlord shall carry similar coverage for its own account and shall use commercially reasonable efforts to obtain coverage permitting waiver of subrogation against Tenant.)

(d) Upon demand, Tenant shall furnish Landlord, at Tenant's expense, with such increased amounts of existing insurance, and such other insurance coverage in such limits, as Landlord may reasonably require and such other hazard insurance as the nature and condition of the Premises may require in the reasonable judgment of Landlord, to afford Landlord and Landlord's mortgagee adequate protection for said risks.

(e) Policies of insurance covering loss of or damage to the Premises in the full amount of its replacement value , insuring Landlord and any mortgagee, as their interests may appear, and naming Landlord or Landlord's mortgagee (as may be designated by Landlord) as loss payee. Such policy shall contain an Inflation Guard Endorsement and shall provide protection against all perils included within the classification of fire, extended coverage, vandalism, malicious mischief, special extended perils (all risk), sprinkler leakage and any other perils which Landlord deems reasonably necessary. During the Lease Term, Tenant shall also maintain a rental income insurance policy, with 1088 payable to Landlord, in an amount equal to one year's Base Rent, plus estimated Real Property Taxes, operating expenses and insurance premiums. Landlord shall have the right to require Tenant to obtain flood and earthquake insurance at Landlord's discretion or if required by any lender holding a security interest
in the Premises.   Tenant acknowledges that Landlord shall not obtain insurance for Tenant's fixtures or equipment or building improvements installed by Tenant on the Premises. Tenant shall be liable for the payment of any deductible amount under Landlord's or Tenant's insurance policies maintained pursuant to this Section, in an amount not be exceed. Five Thousand Dollars ($5,000.00). Tenant shall not do or permit anything to be done which invalidates any such insurance policies.

10.2 - All of the aforesaid insurance shall be written by one or more responsible insurance companies satisfactory to Landlord and in form satisfactory to Landlord and with carriers having at least a Best's A+ rating. The Comprehensive Public Liability insurance shall contain endorsements substantially as follows:

"It is understood and agreed that the insurer will give to One Research Way Partners (or any successor Landlord) c/o Keller, Dodds & Woodworth, Inc., 103 Carnegie Center, Princeton, New Jersey 08543, ten (10) days prior written notice of cancellation of this policy."

10.3 - Tenant shall be solely responsible for payment of premium and Landlord (or its designee) shall not be required to pay any premium for such insurance. Tenant shall use best efforts to deliver to Landlord at least fifteen (15) days prior to the time such insurance is first required to be carried by Tenant, and thereafter at least fifteen (15) days prior to the expiration of such policy, either a duplicate original or a certificate it being the intention of the parties hereto that the insurance required under the terms hereof shall be continuous during the entire term of this lease and in form acceptable to Landlord and any other period of time during which, pursuant to the term hereof, said insurance is required. Tenant shall promptly notify Landlord of any material change in its liability policy, which change materially alters the coverages afforded Landlord herein.

10.4 - Tenant agrees, at its own cost and expense, to comply with all of the rules and regulations of the Fire Insurance Rating organization having jurisdiction and any similar body. If, at any time or from time to time, as a result of or in connection with any failure by Tenant to comply with the foregoing sentence or any act of omission or commission by Tenant, its employees, agents, contractors or licensees, or as a result of or in connection with the use to which the premises are put (notwithstanding that such use may be for the purpose hereinbefore permitted or that such use may have been consented to by Landlord), the fire insurance rate(s) applicable to the Premises or the Building in which same are located shall be higher than that which would be applicable for the least hazardous type of occupancy legally permitted therein, Tenant agrees that it will pay to Landlord an Additional Rent, such portion of the premiums for all fire insurance policies in force with respect to the aforesaid properties and the contents of any occupant thereof as shall be attributable to such higher rate(s).

10.5 - Landlord makes no representation that the limits of liability specified to be carried by Tenant or Landlord under the terms of this lease are adequate to protect Tenant against Tenant's undertaking under this Article 10, and in the event Tenant believes that any such insurance coverage called for under this Lease i8 insufficient, Tenant shall provide, at its own expense, such additional insurance as Tenant deems adequate.

10.6 - The liability insurance obtained by Tenant under this Paragraph shall (i) be primary and non-contributing and (ii) contain cross-liability endorsements. The amount and coverage of such insurance shall not limit Tenant's liability nor relieve Tenant of any other obligation under this Lease. Landlord may also obtain comprehensive public liability insurance, provided that such insurance obtained by Landlord shall not be contributory and shall not provide primary insurance.

ARTICLE 11 - INDEMNIFICATION

11.1 - Tenant and Landlord shall each save and hold one another harmless from and against all liability, claims, and demands on account of personal injuries or property 108s or damage of any kind whatsoever which arise out of or are in any manner connected with, or are claimed to arise out of or are in any manner connected with, and which result from, and only from, the negligent act of such other party.

ARTICLE 12 - FIRE

12.1 - In the event of the total destruction of the Building or the Premises by fire or other casualty during the term hereof or in the event of such partial destruction thereof as to render the Premises wholly untenantable or unfit for occupancy, then in either event, unless such damage can, in the reasonable opinion of Landlord, be repaired within one (1) year after the occurrence, this Lease and the term hereby created shall at either party's option, to be exercised within fifteen (15) days after notice from Landlord as hereinafter provided, cease from the date of such damage or destruction, and Tenant shall upon written notice from Landlord immediately surrender the Premises to Landlord and Tenant shall pay rent within said term only to the time of such damage or destruction. If, however, in Landlord's reasonable opinion, the damage as aforesaid can be repaired within one (1) year from the occurrence thereof, Landlord shall (unless Landlord shall elect not to repair or rebuild, as hereinafter provided) repair the Premises with all reasonable speed, this Lease shall continue in full force and effect and there shall be an abatement of rent (to the extent of Landlord's receipt of rental insurance proceeds in an amount equal to the Minimum Rent and Additional Rent) until the repair is completed so that Tenant can occupy the Premises. Landlord shall notify Tenant within thirty
(30) days from the occurrence of the destruction a8 to whether or not the damage can be repaired within one (1) year after the occurrence thereof.

12.2 - In the event of the partial destruction of the Building or Premises by fire or other casualty during the term hereof, which partial destruction does not render the Premises wholly untenantable or unfit for occupancy, for more than one (1) year in the Landlord's reasonable opinion, Landlord shall (unless Landlord shall elect not to repair or rebuild as hereinafter provided) repair the damage with all reasonable speed, this Lease shall continue in full force and effect and there shall be an abatement of rent (to the extent of Landlord's receipt of rental insurance proceeds in an amount equal to the Minimum Rent and Additional Rent) until the repair work is completed so that Tenant can occupy the Premises, in such proportion as the part of the Premises destroyed or rendered untenantable bears to the total leased Premises. If such damage cannot be repaired within one (1) year after the occurrence in the reasonable opinion of Landlord, this Lease and the term hereby created, at either party's option (to be exercised within fifteen (15) days after notice from Landlord as hereinafter provided) shall cease from the date of such damage or destruction as provided in Section 12.1. Landlord shall notify Tenant within thirty (30) days from the occurrence of the destruction as to whether or not the damage can be repaired within one (1) year after the occurrence thereof.

12.3 - In the event that the Premises shall be so slightly damaged by fire or other casualty so as not to affect or only slightly affect the operation of Tenant's business in the Premises, then in that event, there shall be no abatement of rent and this Lease shall continue in full force and effect, and Landlord shall enter and repair the damage with all reasonable speed.

12.4 - In the event that the Landlord elects, after any such total, partial or minimal damage or destruction, to reconstruct the Premises pursuant to this Lease, Landlord shall not have any liability whatsoever to Tenant to refit the Premises beyond the Building standard, together with those alterations and improvements as set forth in Exhibit "D" attached hereto(such augmented fitting up hereafter referred to as the Standard Tenant Fit-Up Specifications). Tenant shall have the option AS to whether and how to refit the Premises and, within the notice periods set forth above, shall be entitled to instruct Landlord to repair or replace any or all of the Building or Premises only up to Standard Tenant Fit-up Specifications. However, Tenant's election shall have no effect whatever on Tenant's continuing obligation to pay Minimum Rent and Additional Rent hereunder. If Tenant shall elect to refit the Premises beyond Standard Tenant Fit-up Specifications, such refitting shall be done at Tenant's sole cost and expense. If Tenant shall elect not to have Landlord repair or replace beyond Standard Tenant Fit-up Specifications, Tenant shall be entitled to all insurance proceeds in excess of those required by Landlord in the repair or replacement to the level of Standard Tenant Fit-up Specification-, and shall also be entitled to the return of the Letter of Credit referred to in Article 37 hereinafter.

12.5 - Notwithstanding anything contained herein to the contrary:

(a) if during the last two (2) years of the term of this Lease (which shall be deemed to include any extension periods granted Tenant herein) the Premises or the Building shall be so damaged by fire or other casualty that the Landlord decides not to repair or rebuild, or

(b) if the same are damaged by a casualty which is not insurable under standard or extended coverage insurance, or if the proceeds of such insurance are not made available to Landlord, or if such proceeds, together with such payment which Tenant is willing to make toward such repair or replacement are, in Landlord's reasonable judgment, insufficient to repair or rebuild, and Landlord decides in its reasonable judgment either (i) not to repair or rebuild, or (ii) to demolish the entire Building and rebuild same, then upon the happening of any such event Landlord may cancel this Lease by giving written notice of such cancellation to Tenant within thirty (30) days after the happening of such damage and thereupon this Lease and the term hereof shall cease and terminate as of the date of the happening of such damage, and rent and other charges payable by Tenant shall be pro-rated to the day of such damage.

12.6 - Landlord shall use its best efforts to effect any such repair or restoration promptly and in such manner as not unreasonably to interfere with Tenant's use and occupancy of the Premises but such efforts shall be subject to (i) Landlord's inability to obtain materials, (ii) Acts of God, (iii) strikes, fire or weather, (iv) acts of governmental authority, or (v) any other cause beyond the control of Landlord. Notwithstanding the above, Landlord shall not be required to incur overtime or additional charges in any such repair or restoration of the Premises or of the Building pursuant to this Article 12.

12.7 - The provisions of this Article 12 shall be considered an express agreement governing any case of damage or destruction of the premises by fire or other casualty, and any law of the State of New Jersey providing for such a contingency in the absence of an express agreement, and any other law of like import, now or hereafter in force, shall have no application in such case.

12.8 - In case of any damage by fire or other casualty, Tenant shall immediately notify Landlord.

ARTICLE 13 - EMINENT DOMAIN

13.1 - In the event that the entire or substantially the entire Premises or Building should be taken for any public or quasipublic use or should be taken by right of eminent domain or any other right, or should be sold to the condemning authority in lieu of condemnation, then this Lease shall terminate as of the date when physical possession of the Building or the Premises is taken by the condemning authority.

13.2 - The Landlord or the Tenant may exercise the aforesaid right or rights to terminate this Lease in its entirety as aforesaid by giving written notice to the other within sixty (60) days after the date of the vesting of title in such proceeding, specifying a date not more than thirty (30) days after the giving of such notice as the date for such termination.

13.3 - In the event of any taking of the Building or the Parcel, Landlord shall be entitled to receive so much of such award as is applicable to Landlord's leasehold interest and to the Standard Tenant Fit-Up Specifications and Tenant hereby assigns to Landlord any and all right, title and interest of Tenant in or to such portion of any such award or any part thereof and hereby waives all rights against Landlord and the condemning authority. Tenant shall have the right to claim and prove in any such proceeding and to receive any award which may be made, if any, specifically for the value of the Building above and beyond the value of the Standard Tenant Fit-Up Specifications, Tenant's moving expenses and damages or condemnation of Tenant's movable trade fixtures and equipment.

13.4 - In the event that this lease is not terminated after the eminent domain proceeding, Landlord shall promptly commence to repair or restore the Premises, at Landlord's expense (providing that Landlord shall have received adequate compensation for the taking), to Standard Tenant Fit-Up Specifications and complete same with due diligence, except for delays caused by (i) Landlord's inability to obtain materials, (ii) Act of God, (iii) strikes, fire or weather,
(iv) acts of governmental authority, or (v) any other cause beyond the control of Landlord, and the Minimum and Additional Rent shall be equitably reduced from and after the date title vests in the condemnor for the balance of the term by taking into account the character and the amount of the taking. The foregoing repair and restoration by Landlord shall exclude repair and/or restoration of Tenant's fixtures or decorations, for which Tenant shall be solely responsible. If Tenant elects to repair or replace its fixtures and to restore the Laboratory Area or the Manufacturing Area to its condition as such, Landlord shall not be responsible to perform work so as to restore to the Standard Tenant Fit-up Specifications, but shall be obligated only to make available to Tenant funds equal to what would have been Landlord's cost to restore SUCH portion of the Building to the Standard Tenant Fit-up specifications standard. The Tenant's Percentage shall be adjusted to reflect the balance of square feet of rentable area remaining as the Premises subsequent to said eminent domain proceeding.

ARTICLE 14 - ASSIGNMENT  OR SUBLETTING

14.1 - Tenant agrees not to sell, assign, mortgage, hypothecate, pledge, or in any manner transfer this Lease or any estate or interest hereunder and not to sublet the Premises or any part or parts thereof without the previous written consent of Landlord, which consent by Landlord shall not be unreasonably withheld, conditioned or delayed. If Tenant violates the provisions of this
Article 14, Landlord may accept from any assignee, sublessee, licensee, concessionaire or anyone who claims a right to the interest of Tenant under this lease or who occupies any part or the whole of the Premises the payment of Minimum Rent and Additional Rent and/or the performance of any of the other obligations of Tenant under this lease, but acceptance shall not be deemed to be a waiver by Landlord of the breach by Tenant of the provisions of this Article 14, nor a recognition by Landlord that any such assignee, sublessee, licensee, concessionaire, claimant or occupant has succeeded to the rights of Tenant hereunder, nor a release by Landlord of Tenant from further performance by Tenant of the covenants on Tenant's part to be performed under this lease; provided, however, that the net amount of rent collected from any such assignee, sublessee, licensee, concessionaire, claimant or occupant shall be applied by Landlord to the rent to be paid hereunder. Any consent by Landlord to any such assignment, transfer, subletting, license or concession or other matter or thing contained in this Article 14 shall not in anywise be construed to relieve Tenant from obtaining the prior consent of Landlord to any other or further such assignment, transfer, subletting, license, concession, matter or thing.

14.2 - If Tenant shall desire to assign this Lease or to sublet all or a portion of the Premises, Tenant shall submit to Landlord a written request for Landlord's consent to such assignment or subletting, which request shall contain or be accompanied by the following information: (i) the name and address of the proposed assignee or subtenant; (ii) in the case of a proposed subletting, a description identifying the space to be sublet (the "Sublet Space"); (iii) the nature and character of the business of the proposed assignee or subtenant and of its proposed use of the Premises; and (iv) the effective date of such proposed assignment or subletting (the "Termination Date"). If the Landlord consents to any assignment or sublet as provided in SECTION 14.1, the Minimum Rent applicable to the Premises or sublet portion thereof shall be adjusted as follows: (a) Commencing on the effective date of the assignment or sublet (the Assignment/Sublet Date), the Minimum Rent as provided in Article 4 (for both the initial Minimum Rent of $11.50 per square foot and the Minimum Rent commencing on the seventy (7th) anniversary of the Commencement Date at the rate of S14.00 per square foot) shall be increased by the percentage increase between the Consumer Price Index (as defined in Article 35) for the month in which this Lease is dated, and the Consumer Price Index for the month in which the assignment or subletting occurs. The Minimum Rent, as increased pursuant to this Subsection 14.2(a) shall be referred to as the "Revised Rent.
(b) Commencing on the first anniversary of the Assignment/Sublet Date, the Revised Rent shall be adjusted as follows: (i) The term "Index Month" shall mean the calendar month in which the Assignment/Sublet Date occurs, and thereafter, the calendar month in which each anniversary of the Assignment/Sublet Date occurs. (ii) The "Percentage Increase" shall mean the annual percentage increase, if any, in the Consumer Price Index yielded by dividing the difference between the Consumer Price Index for one Index Month and the Consumer Price Index for the immediately preceding Index Month, by the Consumer Price Index for the earlier of the two Index Months compared. (iii) The Landlord shall ascertain the Consumer Price Index for first Index Month and for each succeeding Index Month, and shall also determine the Percentage Increase.
(iv) Effective on the first anniversary of the Assignment/Sublet Date and thereafter on each anniversary of the Assignment/Sublet Date, the Revised Rent shall be increased by multiplying (a) the amount of the Revised Rent, with respect to the first anniversary of the Assignment/Sublet Date, or (b) the amount of the Revised Rent as the same may have been increased by previous application of the Consumer Price Index adjustment provisions hereof, with respect to the subsequent anniversaries of the Assignment/Sublet Date, by the Percentage Increase plus 100%, which amount so obtained shall become the Revised Rent for the subject year. (v) The Landlord shall send a statement to the Tenant within one hundred twenty (120) days after each anniversary of the Assignment/Sublet Date, setting forth the adjustment made in the Revised Rent, which shall be for informational purposes and not a condition to the effectiveness of such adjustment. Prior to receipt of such statement of adjustment, Tenant shall continue to pay the Minimum Rent or the Revised Rent as then in effect. Within twenty (20) day following receipt of such statement Tenant shall pay Landlord any deficiency in the Revised Rent resulting from the annual adjustment. (v) In no event shall any adjustment based upon the Consumer Price Index result in a reduction of the Minimum Rent. (vi) All annual increases as provided in this Subsection 14.2(b) shall apply to both the initial minimum Rent of $11.50 per square foot and the Minimum Rent commencing on the seventh (7th) anniversary of the Commencement Date at the rate of S14.00. Landlord shall be entitled to receive the Revised Rent and Tenant shall be entitled to receive from such assignees or subtenants any amount above the Revised Rent which Tenant can obtain, and Landlord shall have no claim to any such excess amount.

14.3 - Notwithstanding the foregoing provisions of this Article 14, Tenant shall have the right, without Landlord's consent, to assign this lease or to sublet all or any portion of the premises to an "Affiliate", but no such assignment or subletting shall relieve Tenant of its obligations to Landlord hereunder. The term "Affiliate" shall mean any business entity that controls, is controlled by or is under common control with Tenant or any such entity which results from the merger or consolidation with Tenant or to any such entity which acquires all of Tenant's assets as a going concern so long as such entity assumes the obligations of Tenant under this Lease.

  It is understood that neither Section 14.1 or Section 14.2 shall apply to any assignment or subletting to an Affiliate, except that such Affiliate shall be deemed bound by all of the other terms and conditions of this Lease, and any
 Affiliate who is an assignee of this Lease shall agree with Landlord in writing to assume all of the obligations of this Lease and to attorn to Landlord. No Affiliate which is an assignee or subtenant hereunder shall thereafter be permitted to assign the Lease or further sublet the Premises or portion thereof under its control, except to an entity which is itself an Affiliate of such Affiliate, without first complying with the provisions of Sections 14.1 and
                                      14.2.

Tenant shall notify Landlord of any assignment or subletting to an Affiliate at least thirty (30) days prior to the date of such subletting or assignment. Such notification shall be accompanied by evidence reasonably satisfactory to Landlord which demonstrates such proposed assignee's or subtenant's status as an Affiliate.

ARTICLE 15 - ENTRY BY LANDLORD

15.1 - Landlord, by its duly authorized employees and agents, may, except as limited herein, enter the Premises at reasonable hours, (i) to inspect the same,
(ii) to make repairs required of Landlord hereunder, or to make repairs, alterations or improvements to any portion of the Building, and (iii) to perform any work therein that may be necessary to comply with any laws, statutes, ordinances, regulations, orders and requirements of all governmental authorities having jurisdiction over the Premises, or to prevent waste or deterioration of the Premises; provided, however, that all such work shall be done as promptly as reasonably possible and so as to cause as little interference to Tenant as reasonably possible. Before performing any work in or affecting Tenant's Laboratory Area or Manufacturing Area, Landlord must notify Tenant. Any repairs, alterations or improvements to the Premises shall be done after normal business hours except for emergency repairs which shall be done as required. Landlord may, during the progress of any such work keep and store upon the Premises, all necessary materials, tools and equipment required for said work but Tenant shall not be responsible therefor. Landlord shall at all times retain a key with which to unlock all of the doors in, on or about the Premises (excluding Tenant's vaults, safes, sterile and similar areas which are hereby designated by Tenant); and Landlord shall have the right to use any and all means which Landlord may deem proper to open said doors, except the doors to such laboratory and manufacturing areas until emergency notice has been given to Tenant, in an emergency in order to obtain entry to the Premises, and any entry to the Premises obtained by Landlord by any of said means or otherwise shall not under any circumstances be construed or deemed to be forcible or unlawful entry into or a detainer of the Premises or an eviction, actual or constructive, of Tenant from the Premises or any portion thereof.

ARTICLE 16 -   INSPECTIONS BY PROSPECTIVE PURCHASERS AND TENANTS
               AND BY LENDERS

16.1 - The Landlord is hereby given the right upon the giving of forty-eight
(48) hours' prior notice to Tenant (which period shall include at least two (2) business days), to enter the Premises during usual business hours (i) to exhibit the same to prospective Building purchasers or prospective or current lenders at any time during the lease term or any renewal thereof, and (ii) to exhibit the same to prospective tenants within twelve (12) months prior to the expiration of the lease term or any renewal thereof. A representative of Landlord shall always accompany any such purchaser, tenant or lender on any of the aforesaid inspections. A representative of Tenant shall be present whenever any portion of the Premises are entered by Landlord and/or any third parties, such ac prospective tenants, lender or purchasers, for purposes set forth under this Section 16.1. Tenant shall have the right to impose reasonable restrictions (such as gowning) upon the right of such parties to enter the Laboratory Area and Manufacturing Area.

ARTICLE 17 - SURRENDER

17.1 - On the last day of the term demised, or the sooner termination thereof, Tenant shall peaceably surrender the Premises broom clean, in good order, condition and repair wear and tear excepted. On or before the last day of the term or the sooner termination thereof, Tenant shall, at its expense, remove its trade fixtures and signs from the Premises, and, subject to the limitations set forth in Section 17.2, shall restore the Laboratory Area and Manufacturing Area to the Building Standard, as set forth in Schedule C. Any property not removed shall be deemed abandoned and may be removed and disposed of by Landlord and the expense of such removal shall be paid to Landlord by Tenant without any setoff for the salvage value of goods so removed. If the Premises be not surrendered at the end of the term or the sooner termination thereof, Tenant shall indemnify Landlord against 1088 or liability resulting from delay by Tenant in so surrendering the Premises, including, without limitation, claims made by any succeeding tenant founded on such delay. Tenant shall promptly surrender all keys for the Premises to Landlord at the place then fixed for payment of rent. Tenant's covenants hereunder shall survive the expiration or termination of this Lease.

17.2 - Landlord agrees that in the marketing of the Premises to prospective tenants for use after the term of this Lease, it will use commercially reasonable efforts to lease the Premises as improved with all alterations and improvements made by Tenant, including the Tenant Changes and all work done before the term of this Lease (collectively, the "Alterations). Whether such proposed tenant was found through Tenant's or Landlord's efforts, Landlord agrees to negotiate with such proposed tenant in good faith, including negotiations regarding the use by such tenant of some or all of the Alterations. In the event that such tenant enters into a lease which calls for some or all of the Alterations to remain, Landlord shall relieve Tenant of its obligation to restore any such portion of the Premises to the Building Standard set forth in Schedule C. This Section 17.2 is intended to provide the ability for Tenant to relieve itself of its financial responsibility to restore the Laboratory Area and the Manufacturing Area. This Section is not intended to impose any greater burden upon Tenant than that of removing the Alterations and restoring the Premises to the standard set forth in Section 9.5 hereinbefore. Therefore, Tenant shall not be obligated, in the aggregate, to do any more work or incur any greater expense than it would have incurred in restoring the Premises to Building Standard. Landlord shall remain obligated to perform all tenant fitup for any such new tenant, including the moving or modification of any Alterations. By way of example, if the new tenant indicates that it intends to rent from Landlord ten thousand (10,000) square feet of existing Laboratory Area, Tenant shall not be responsible to make any renovations to that space and would restrict its restoration work to the other portions of the Premises.

17.3 - If the Tenant shall occupy the Premises with the consent of the Landlord after the expiration of this Lease and rent is accepted from said Tenant, such occupancy and payment shall be construed as an extension of this Lease for a term expiring on the last day of the month next following the month in which the said Lease expired, and occupation thereafter shall operate to extend the term of this Lease for one (1) month at a time unless other terms of such extension are made in writing and signed by the parties hereto. In such event, if either Landlord or Tenant desires to terminate said occupancy at the end of any month after the termination of this Lease, the party so desiring to terminate the same shall give the other party at least thirty (30) days written notice to that effect. Failure on the part of the Tenant to give such notice shall obligate it to pay rent for an additional calendar month following the month in which the Tenant has vacated the Premises.

ARTICLE 18 - DEFAULT

18.1 - Tenant shall, without any previous demand therefor, pay to Landlord the Minimum Rent and Additional Rent at the times and in the manner heretofore provided.

In the event:

(a) of default in the payment of said rents or of any installment or part thereof, or in the payment of any other sum or any part thereof which may become due from Tenant to Landlord hereunder, at the time and in the manner provided herein, and if the same shall remain in default for ten (10) days after becoming due, or

(b) of the violation by Tenant of any of the covenants, agreements and conditions herein provided or of any of the Rules and Regulations now or hereafter reasonably established by Landlord, and the failure to cure such violation within thirty (30) days after notice in writing of such violation by Landlord to Tenant:

then upon the happening of any such event, Landlord may, at its option, elect either to terminate this Lease or to enter the said Premises as the agent of Tenant, without being liable for any prosecution or damage therefor, and relet the Premises as the agent of Tenant, and receive the rent therefor, upon such terms as shall be satisfactory to Landlord, and all rights of Tenant to repossess the Premises under this Lease shall cease and end upon such termination or entry. Such entry for reletting by Landlord shall not operate to release Tenant from any rent to be paid or covenants to be performed hereunder during the full term of this Lease. For the purpose of reletting, Landlord shall be authorized to make such repairs or alterations in or to the Premises as may be necessary to place the same in good order and condition. Tenant shall be liable for and hereby agrees to pay to Landlord the cost of such repairs or alterations and all expenses of such reletting. If the sum realized or to be realized from the reletting is insufficient to satisfy the rent provided in this Lease, Landlord, at its option, may require Tenant to pay such deficiency month by month (or at any greater intervals), or may hold Tenant in advance for the entire deficiency resulting from such reletting. Landlord shall look first to Tenant's Letter of Credit, as described in Article 37. Only after that Letter of Credit is fully used shall Landlord be granted a lien, in addition to any statutory lien or right to distrain that may exist, on all personal property of Tenant in or upon the Premises, including, without limitation, furniture, fixtures (including trade fixtures) and merchandise of Tenant, to assure payment of the rent and performance of the covenants and conditions of this Lease. Landlord shall have the right, as agent of Tenant, to take Possession of all personal property of Tenant found in or about the Premises, including, without limitation, furniture and fixtures of Tenant, and sell the same at public or private sale and to apply the proceeds thereof to the payment of any monies becoming due under this Lease, or remove all such effects and store the same in a public warehouse or elsewhere at the cost of and for the account of Tenant, or any other occupant.

18.2 - In the event of any breach by Tenant of any of the agreements, terms, covenants or conditions contained in this lease, Landlord shall be entitled to enjoin such breach and shall have the right to invoke any right and remedy allowed at law or in equity or by statute or otherwise as though re-entry, summary proceedings, and other remedies were not provided for in this Lease.

18.3 - Each right and remedy of Landlord provided for in this Lease shall be cumulative and shall be in addition to every other right or remedy provided for in this Lease or now or hereafter existing it law or in equity or by statute or otherwise, and the exercise or beginning of the exercise by Landlord of any one or more of the rights or remedies provided for in this Lease or now or hereafter existing at law or in equity or by statute or otherwise shall not preclude the simultaneous or later exercise by Landlord of any or all other rights or remedies provided for in this lease or now or hereafter existing at law or in equity or by statute or otherwise.

18.4 - If the term of this Lease shall be terminated due to default by the Tenant of any of the terms or covenants herein contained, this Lease and the term and estate hereby granted, whether or not the term shall heretofore have commenced, shall terminate with the same effect as if that day were the expiration date of the term of this lease, but Tenant shall remain liable for all damages as are provided for herein.

ARTICLE 19 - BANKRUPTCY

19.1 - At any time prior to or during the term of this Lease, if Tenant shall make an assignment for the benefit of its creditors; or if Tenant shall file a voluntary petition in bankruptcy; or if Tenant shall be adjudicated a bankrupt or insolvent; or if the affairs of Tenant shall be taken over by or pursuant to an order of any court or of any other officer or governmental authority pursuant to any federal, state or other statute or law; or if Tenant shall admit in writing its inability to pay or does not pay debts generally as they become due; or if Tenant shall file any Petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other statute or law; or if Tenant shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any substantial part of its property; or, if, within sixty (60) days after the commencement of any proceedings against Tenant seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or future federal bankruptcy act or any other present or future applicable federal, state or other statute or law, such proceedings shall have not been dismissed; or, if, within sixty (60) days after the appointment, without the consent or acquiescence of Tenant, of any trustee, receiver or liquidator of Tenant or of all or any substantial part of its property, such appointment shall not have been vacated or stayed or dismissed; or if, within sixty (60) days after the expiration of any such stay, such appointment shall not have been vacated; or in the event action shall be taken by Tenant in furtherance of any of the aforesaid purposes, then and in any such event, this Lease and all rights of Tenant herein shall be automatically terminated, and in such event neither Tenant nor any person claiming by, through or under Tenant by virtue of any statute or of an order of any court shall be entitled to possession or to remain in possession of the Premises but shall forthwith quit and surrender the Premises. Such causes for the termination of this lease as set forth in this Article 19 shall constitute a default by Tenant and all rights and remedies stated or otherwise reserved under Article 18 hereof shall be available to Landlord. The word Tenant in this Article 19 shall be construed to include any Surety or Guarantor of this lease.

19.2 - It is stipulated and agreed that in the event of the termination of this Lease pursuant to this Article 19, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the then fair and reasonable rental value of the Premises for the same period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the Premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four (4%) per cent per annum. If such Premises or any part thereof be relet by the Landlord for the unexpired term of said lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such reletting shall be prima facia evidence as to the fair and reasonable rental value for the part or the whole of the Premises so relet during the term of the reletting. Nothing herein contained shall limit or prejudice the right of the Landlord to prove and obtain as liquidated damages by reason of such termination an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which such damages are to be proved, whether or not such amount be greater than, equal to or less than the amount of the difference referred to above.

ARTICLE 20 - QUIET ENJOYMENT

20.1 - Tenant, subject to the terms and provisions of this Lease and to all mortgages and underlying leases of record to which this Lease may be or may become subordinate, on payment of all Minimum Rent and Additional Rent and observing, keeping and performing all of the terms and provisions of this Lease, shall lawfully, peaceably and quietly have, hold, occupy and enjoy the Premises during the term hereof. This covenant shall be binding on Landlord only during its ownership of the Premises. In the event Landlord shall sell or otherwise dispose of its interest in the Premises during the term of this Lease, such sale or other disposition shall operate to release and relieve Landlord, but not the purchaser or other successor to Landlord's interest, from any further liability or obligation to Tenant hereunder.

ARTICLE 21 - CONSENT BY LANDLORD

21.1 - Whenever, under this Lease, provision is made for Tenant securing the written consent or approval by Landlord, such consent or approval shall be in writing and may be withheld by Landlord in its sole discretion, unless it i8 otherwise herein specifically provided that such consent shall not unreasonably be withheld, conditioned or delayed.

ARTICLE 22 - SUBORDINATION

22.1 - This Lease, and all rights of Tenant hereunder, are and shall be subject to subordination in all respects to all present and future ground leases, overriding leases and underlying leases of the Premises, Building or the Parcel and to all present and future mortgages and building loan agreements, including leasehold mortgages and building loan mortgages, which may now or hereafter affect the same, to each and every advance made or to be made under such mortgages, and to all renewals, modifications, replacements and consolidations of such mortgages. This Section 22.1 shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute and deliver at its own cost and expense (as to the review, execution and delivery of such documentation) any instrument (which shall be prepared at Landlord's expense), in recordable form if required, that Landlord, the lessor of any such lease or the holder of any mortgage or any of their respective successors in interest may require to evidence such subordination. Notwithstanding anything to the contrary, the foregoing provisions of this Section 22.1 shall be effective only in the event that any such future mortgagee or holder of other encumbrance provides, or the holder thereof agrees with Tenant, substantially as follows: (a) That this Lease is and shall be subject and subordinate to the mortgage insofar as it affects the real property of which the Premises form a part, and to all renewals, modifications, consolidations, replacements and extensions thereof, to the full extent of the principal sum secured thereby and interest thereon; (b) That in the event it should become necessary to foreclose the mortgage, the mortgagee thereunder will not join Tenant under this Lease in summary or foreclosure proceedings 80 long as Tenant is not in default beyond any applicable grace periods therefor under any of the terms, covenants or conditions of this Lease;
(c) That in the event the mortgagee shall, in accordance with the foregoing, succeed to the interest of Landlord under this Lease, the mortgagee agrees to be bound to Tenant under all of the terms, covenants and conditions of this Lease, and Tenant agrees, from and after such event, to attorn to the mortgagee and/or purchaser at any foreclosure sale of the Premises, all rights and obligations under this Lease to continue as though the interest of Landlord had not terminated or such foreclosure proceedings had not been brought, and Tenant shall have the same remedies against the mortgagee for the breach of an agreement contained in this Lease against Landlord if the mortgagee had not succeeded to the interest of Landlord; provided, however, that the mortgagee shall not be (i) liable for any act or omission of any prior landlord (including Landlord); or (ii) subject to any offsets or defenses which Tenant might have against any prior landlord (including Landlord); or (iii) bound by any Minimum Rent or Additional Rent which Tenant might have paid for more than the current month to any prior landlord (including Landlord!; or (iv) bound by any amendment or modification of the Lease made without its consent. Landlord agrees to use its best efforts to obtain for Tenant from its present mortgagee and ground lessor a non-disturbance agreement substantially in accordance with the foregoing and to promptly obtain the consent of any mortgagee or ground lessor to any such modification.

22.2 - Any mortgage, including leasehold mortgages and building loan mortgages, which may now or hereafter affect the Premises, may require that this Lease be superior and have priority as to the mortgage in which event Tenant agrees to execute any instrument that the holder of the mortgage may require to evidence same.

ARTICLE 23 - MECHANICS' LIENS

23.1 - Tenant shall not suffer any mechanic's lien to be filed against the Premises by reason of work, labor, services or materials performed or furnished to Tenant or to anyone holding the Premises through or under Tenant. If any such mechanic's lien shall at any time be filed against the Premises, Tenant shall forthwith cause the same to be discharged of record by payment, bond, order of a court of competent jurisdiction or otherwise, but Tenant shall have the right to contest any and all such liens. If Tenant shall fail to cause such lien to be discharged within thirty (30) days after being notified of the filing thereof and before judgment or sale thereunder, then, in addition to any other right or remedy of Landlord, Landlord may, but shall not be obligated to, discharge the same by paying the amount claimed to be due or by bonding or other proceeding deemed appropriate by Landlord, and the reasonable and provable amount so paid by Landlord and/or all costs and expenses, including reasonable attorney's fees, reasonably and provably incurred by Landlord in procuring the discharge of such lien, shall be deemed to be Additional Rent.

ARTICLE 24 - NOTICES

24.1 - Any notice required or permitted under this Lease shall, unless otherwise specifically provided herein, be deemed sufficiently given or served if sent by registered or certified mail return receipt requested, postage prepaid, addressed to Tenant at 1 Research Way, Princeton, New Jersey 08540 and to Landlord at the address then fixed for the payment of rent. Any such notice shall be deemed given as of the date of mailing. Either party may by 15 days notice at any time designate a different address to which notices shall subsequently be mailed.

ARTICLE 25 - WAIVER OF TRIAL BY JURY

25.1 - To the extent permitted by law, Landlord and Tenant hereby waive trial by jury in any action brought by either against the other on any matter arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant or Tenant's use or occupancy of the Premises including any claim or injury or damage.

ARTICLE 26 - NO OTHER WAIVER OR MODIFICATIONS

26.1 - The failure of either party to insist in any one or more instances upon the strict performance of any one or more of the agreements, terms, covenants, conditions or obligations of this lease, or to exercise any right, remedy or election herein contained, shall not be construed as a waiver or relinquishment for the future of the performance of such one or more obligations of this lease or of the right to exercise such election, but the same shall continue and remain in full force and effect with respect to any subsequent breach, act or omission.

ARTICLE 27 - CURING TENANT'S DEFAULTS

27.1 - If Tenant shall default in the performance of any covenant, agreement, term, provision or condition herein contained, Landlord without thereby waiving such default, may (but shall not be obligated to) perform the same for the account of and at the expense of Tenant, without notice in a case of emergency and in any other case if such default continues after thirty (30) days from the date of the giving by Landlord to Tenant of written notice of such default. Bills for any reasonable and necessary expense incurred by Landlord in connection with any such performance by Landlord for the account of Tenant, and reasonable and necessary bills for all costs, expenses and disbursements, including (without being limited to) reasonable counsel fee, incurred in collecting or endeavoring to collect the Minimum Rent or Additional Rent or other charge or any part thereof or enforcing or endeavoring to enforce any rights against Tenant under or in connection with this Lease, or pursuant to law, including (without being limited to) any such cost, expense and disbursement involved in instituting and prosecuting summary proceedings, as well as bills for any property, material, labor or services provided, furnished or rendered, or caused to be provided, furnished or rendered, by Landlord to Tenant and any charges for other services incurred by Tenant under this Lease, may be sent by Landlord to Tenant monthly, or immediately, at Landlord's option, and shall be due and payable by Tenant in accordance with the terms of said bills and if not paid when due, the amounts thereof shall immediately become due and payable as Additional Rent under this Lease together with interest thereon at a per annum rate equal to the sum of the Prime Rate as published in the Wall Street Journal from time to time, plus two (2) percentage points from the date the said bills should have been paid in accordance with their terms.

ARTICLE 28 - ESTOPPEL CERTIFICATE

28.1 - Tenant agrees, at any time and from time to time, as requested by Landlord, upon not less than ten (10) days prior notice, to execute and deliver without cost or expense to the Landlord a statement certifying that this lease is unmodified and in full force and effect (or if there have been modifications that the same is in full force and effect as modified and stating the modifications), certifying the dates to which the Minimum Rent and Additional Rent have been paid, and stating whether or not, to the best knowledge of the Tenant, the Landlord is in default in performance of any of its obligations under this lease, and if so, specifying each such default of which the Tenant may have knowledge.

28.2 - It is intended that any such statement delivered to the Landlord pursuant to this Article 28 may be relied upon by any prospective purchaser of the fee, or any mortgagee thereof, or any assignee of any mortgage upon the leasehold or fee of the Premises or any proposed lessee of all or part of the Parcel.

ARTICLE 29 - PARTIES BOUND

29.1 - The obligations of this Lease shall bind and benefit the successors and assigns of the parties with the same effect as if mentioned in each instance where a party is named or referred to, except that no violation of the provisions of Article 16 shall operate to vest any rights in any successor or assignee of Tenant and that the provisions of this Article 29 shall not be construed as modifying the conditions of limitation contained in Article 20. However, the obligations of Landlord under this Lease shall not be binding upon Landlord herein named with respect to any period subsequent to the transfer of its interest in the Parcel as owner or lessee thereof and in the event of such transfer said obligations shall thereafter be binding upon each transferee of the interest of Landlord herein named as such owner or lessee of the Parcel, but only with respect to the period ending with a subsequent transfer within the meaning of this Article of this Article 29 and such transferee, by accepting such interest, shall be deemed to have assumed such obligations except only as may be expressly otherwise provided in this Lease. A lease of Landlord's entire interest in the Parcel as owner or lessee thereof shall be deemed a transfer within the meaning of this Article 29. Any assignment of Landlord's interest hereunder shall contain an assumption by Landlord's successor on terms satisfactory to Landlord and Landlord's successor and not in derogation of any rights of Tenant hereunder. Any assignment by Tenant shall be governed by
Article 14 hereof.

29.2 - Tenant shall look solely to Landlord's estate and property in the Premises (or the proceeds thereof) for the satisfaction of Tenant's remedies for the collection of a judgment (or other judicial process) requiring the payment of money by Landlord in the event of any default by Landlord hereunder, and no other property or assets of Landlord or Landlord's partners or members shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to either this Lease, the relationship of Landlord and Tenant hereunder or Tenant's use and occupancy of the Premises.

ARTICLE 30 - FORCE .MAJEURE

30.1 - Except as otherwise expressly provided herein, this Lease and the obligations of Tenant to pay rent hereunder and perform all of the other covenants, agreements, terms, provisions and conditions hereunder on the part of Tenant to be performed shall in no wise be affected, impaired or excused because Landlord is unable to fulfill any of its obligations under this Lease or is unable to supply or is delayed in supplying any service, express or implied, to be supplied or is unable to supply or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of any cause beyond Landlord's reasonable control, including, but not limited to, Acts of God, strikes, labor troubles, shortage of materials, governmental preemption in connection with a national emergency or by reason of any rule, order or regulation of any governmental agency or by reason of the conditions of supply and demand which have been or are affected by war, hostilities or similar emergency; provided that Landlord shall in each instance exercise reasonable diligence to effect performance as soon as possible. It is agreed that the Landlord shall not be required to incur any overtime or additional expenses in Landlord's reasonable diligence to effect the performance of any of Landlord's obligations in this lease contained.

ARTICLE 31 - PARKING

31.1 - Tenant shall have the right to the exclusive use of the parking spaces on the Parcel for its employees and visitors.

ARTICLE 32 -    DEFINITION OF LANDLORD

32.1 - The term "Landlord" as used in this lease shall mean, at any given time or from time to time as described in Section 29.1, the owner, or owners, collectively or individually, for the time being of the fee or leasehold of all or any portions of the Building. The necessary grammatical changes required to make the provisions of this Lease apply in the plural sense where there is more than one Landlord or Tenant and to either corporations, associations, partnerships or individuals, males or females, shall in all instances be assumed as though in each case fully expressed.

ARTICLE 33 - TAXES ON TENANT'S PROPERTY

33.1 - Tenant shall be liable for all taxes levied or assessed against any personalty, fixtures and equipment installed by Tenant in the Premises. If any such taxes are levied or assessed against Landlord, Tenant shall pay Landlord upon demand taxes for which Tenant is liable as aforesaid.

ARTICLE 34 - ENVIRONMENTAL MATTERS

34.1 - Tenant represents and warrants to Landlord that its Standard Industrial Classification ("sic") number is 8731. Tenant shall immediately notify Landlord of any changes in its SIC number. It is understood and agreed that Tenant's operations constitute an "industrial establishment" as defined under the Industrial Site Recovery Act, N.J.S.A. 13:lK-6, et seq. ("ISRA"). Tenant's use of the Premises shall be restricted to the classification number set forth in this Section unless Tenant obtains Landlord's prior written consent to any change in use of the Premises, which consent shall not be unreasonably withheld, conditioned or delayed. Prior to the Commencement Date, Tenant shall deliver to Landlord an Affidavit of an officer of Tenant (the "Officer's Affidavit"), setting forth a detailed description of the operations and processes Tenant shall undertake at the Premises, organized in the form of a narrative report. Such report need not detail any operations or processes which Tenant believes to be proprietary in nature. After the Commencement Date, Tenant shall notify Landlord by way of the Officer's Affidavit as to any change in Tenant's operations or processes which Tenant reasonably concludes would materially affect the applicability of ISRA or similar legislation. Tenant shall supplement and update the Officer's Affidavit upon the written request for same by Landlord, but no more often than annually. In addition, Tenant shall complete and promptly return to Landlord any and all surveys or questionnaires, or similar inquiries, provided by Landlord to Tenant from time to time regarding Tenant's use of Hazardous Materials in, on, under, at or about the Premises.

34.2 - Tenant shall, at Tenant's own expense, comply with any and all legislation, rules snd regulations in effect as of the date hereof and subsequent thereto relating to the environment, including but not limited to, ISRA, the New Jersey Environmental Riahts Act. N.J.S.A. 2A: 35A-1 seq.; the Spill Compensation and Control Act. N.J. S.A. 58:1Q-23.11 et seq.; the New Jersey Air Pollution Control Act. N.J.S.A. 26:2C-1 et seq.; the Resource Conservation and Recovery Act. as amended 42 U.S.C. ~ 6901 et seq; the Comprehensive Environmental Response. Compensation and Liability Act. as amended. 42 U.S.C. ~ 9601 et seq.; the Water Pollution Control Act. 33 U.S.C. ~ 1251 et seq.; the Hazardous Substance Discharge: Reports and Notices Act. N.J.S.A. 13: IX-IS et sea.; together with any amendments thereto, regulations promulgated thereunder and all substitutions thereof, as well as words of similar purport or meaning referred to in any other Regulatione, and any all amendmentc thereto and the regulations and orders promulgated thereunder (collectively, "Environmental Laws"). Tenant shall, at Tenant's own expense, make all submissions to, provide all information to, and comply with all requirements of, the Industrial Site Evaluation Element ("the ISEE") of the New Jersey Department of Environmental Protection ("NJDEPH) or any other governmental entity. Should the ISEE or any other division of NJDEP or any other governmental entity determine that a cleanup plan be prepared or that any other action be taken and that a cleanup of the Premises or other action be undertaken, then Tenant shall, at Tenant's own expense, prepare and submit the required plans and financial assurances, carry out the approved plans or required actions and obtain all requisite approvals or consents of applicable governmental entities. Tenant's obligations under this Article shall arise if there is a closing, termination or transferring" of operations (as such term is defined in ISRA) or if any other triggering event or activity occurs which falls under the purview of the statutes hereinbefore referred, including but not limited to a transfer of ownership. Tenant shall commence its submission to the ISEE in anticipation of the end of the Lease Term no later than nine (9) months prior to the expiration of the Lease Term. Tenant shall obtain either (A) a negative declaration approval; (B) final approval of cleanup: (C) a de minimis quantity exemption; or (D) a letter of non-applicability (collectively referred to as the "ISRA Clearance") from the NJDEP no later than thirty (30) days prior to the expiration or earlier termination of this Lease.

34.3 - At no expense to Landlord, Tenant shall, in addition to the foregoing, promptly provide all information reasonably requested by Landlord for preparation of non-applicability affidavits or otherwise related to Tenant's obligations hereunder. Tenant shall promptly sign such affidavits when requested by Landlord. Tenant shall indemnity, defend and save harmless Landlord from and against all fines, suits, procedures, claims and actions of any kind arising out of or in any way connected with Any spills or discharges of hazardous Substances or wastes in or about the Premises which occur during the term of this Lease; and from all fines, suits, procedures, claims and actions of any kind or nature arising out of Tenant's failure to provide all information, make all submissions And take all actions required by the ISEE or any other division of NJDEP or any other governmental entity. Tenant's obligations and liabilities under this Article shall survive the expiration of this lease term and shall continue so long as Landlord remains responsible for the cleanup of any spills or discharge of hazardous substances or wastes in or about the Premises which occur during the term of this Lease or for any other fines, suits, proceedings, claims or actions of any kind or nature whatsoever arising out of Tenant's failure to provide all information, make, all submissions or take all actions required by the ISEE, any other division of NJDEP or any other governmental entity. Tenant's failure to abide by the terms of this Article shall be restrainable by iniunction.

34.4 - Landlord reserves the right from time to time, but not more than once a year, except in the event of an emergency, during the term and any renewal term hereof, at Tenant's reasonable cost and expense not to exceed S1500 per year, to have the Premises inspected by environmental engineers and/or specialists reasonably acceptable to Tenant but of Landlord's choosing, for the purpose of determining compliance by Tenant with any environmental laws, rules and regulations applicable to Tenant's operations in or about the Premises and with the terms and conditions of this Lease dealing with environmental matters, including without limitation, the provisions of this Section 34.4. If the environmental assessment or report resulting from such inspection discloses any non-compliance, Tenant shall immediately following receipt of the environmental assessment take all such steps as are necessary to put the Premises into compliance, including without limitation, cleaning up any spills or other emissions of hazardous and/or toxic substances or wastes.

34.5 - If Tenant fails to obtain the ISRA Clearance or fails to clean up the Premises pursuant to the provisions of this Section, prior to the expiration or earlier termination of this Lease, Landlord shall have the right, without the obligation, in addition to all other rights and remedies available to Landlord under this Lease and at law, to consider this Lease as having ended or to treat
Tenant as a holdover tenant in possession of the Premises.   If Landlord
considers the Lease as having ended, then Tenant shall nevertheless be obligated to promptly obtain the ISRA Clearance. If Landlord treats Tenant as a holdover tenant in possession of the Premises, Tenant shall monthly pay to Landlord the rent and additional rent which Tenant otherwise would have paid as a holdover tenant, until such time as Tenant obtains the ISRA Clearance, and during the holdover period, all terms, conditions, and covenants of this Lease shall remain in full force and effect with the exception of any option to renew or purchase rights, which option and rights shall be deemed null and void and of no further force or effect.

34.6 - If ISRA is not applicable to the closing, terminating or transferring of operations by Tenant at the Premises, then Tenant shall, at Landlord's option, hire A consultant satisfactory to Landlord to undertake at Landlord's direction, sampling at the Premises sufficient to determine whether Tenant's operations have resulted in a spill or discharge of Hazardous Materials in, on, under, at
or about the Premises.   Should the sampling reveal any spill or discharge of
Hazardous Materials, Tenant shall, at Tenant's own cost and expense, promptly undertake all action required by pursuant to all Environmental Laws, including without limitation, posting all financial assurances required.

34.7 - The term "Hazardous Materials" shall include, without limitation, any regulated substance, toxic substance, hazardous substance, hazardous waste, pollution, pollutant or contaminant, as defined or referred to in any Environmental Law.

34.8 - Tenant shall ! at no cost to Landlord, promptly deliver to Landlord:

(a) A certified, true and complete copy of all documents, including without limitation all submissions, notices, permits, applications, reports, registrations, filings, sampling plans, cleanup plans, diagrams, charts, analysis, maps, conclusions, quality assurance/quality control documentation and correspondence provided by or on behalf of Tenant to any governmental authority;

(b) A certified, true and complete copy of all documents, including without limitation all submissions, notices, permits, reports, registrations, directives, orders, filings, sampling plan approvals, cleanup plan approvals or any other approvals or denials, and correspondence provided by any governmental authority to Tenant or Tenant's representatives; and

(b) A certified, true and complete copy of all sampling and test results obtained from samples and tests taken at, in, on, under or about the Premises by or on behalf of Tenant.

      34.9 - Tenant shall notify Landlord in advance of all meetings, site inspections, and/or sampling events scheduled by or with any governmental authority by or with Tenant or any representative of Tenant, and Landlord shall have the right, without the obligation, to attend and participate in any such meeting, site
inspection and/or sampling event.

34.10 - All references to Tenant shall mean Tenant and its employees, agents, assigns, subcontractors, licensees, invitees, customers suppliers, subtenants or occupants.

ARTICLE 35 - OPTION TO RENEW

35.1 - Provided that Tenant i8 not in default beyond any applicable grace period, Tenant shall have an option to extend the term of the Lease, as amended hereby, for two additional periods of five (5) years each commencing on the expiration of the initial Term hereof and expiring five (5) years thereafter (the "first renewal period) and commencing upon the expiration of the first renewal period and expiring five (5) years thereafter (the "second renewal period") upon the following terms and conditions:

(a) Tenant shall with respect to either renewal period exercise its option to renew, if at all, by furnishing Landlord with written notice which shall be received by Landlord at least nine (9) months prior to the initial expiration date of the term of this lease, or the expiration of the first renewal period, as the case may be, time being strictly of the essence. The failure of Tenant to furnish such notice to Landlord in a timely manner as provided shall constitute a waiver by Tenant of Tenant's option to renew the term and/or first renewal period hereof and shall release Landlord from any obligation to extend or further extend the term.

(b) All of the terms, covenants and conditions set forth in this Lease and applicable to the initial term hereof shall apply to the first renewal period and, as applicable, the second renewal period, except the provision of this article with respect to the payment of Minimum Rent.

(c) The Minimum Rent payable during the first renewal period shall be equal to the Minimum Rent payable immediately prior to the expiration of the prior term, increased by fifty (50%) percent of the percentage increase between the Consumer Price Index for December, 2001 and the Consumer Price Index for the month of December, 2006 but in no event to exceed an increase of fifteen percent (15%). In no event shall any adjustment based upon the Consumer Price Index result in a reduction of the Base Rent. For the purposes of this Section, the term "Consumer Price Index" means the "All Items" Index for the New York Northeastern New Jersey Area of the "Consumer Price Index for all Urban Consumers" (Revised CPI-U) (1982-84=100) published by the Bureau of Labor Statistics of the U.S. Dept. of Labor (or such successor index as may hereafter replace said Consumer Price Index). If any revisions or changes in the base period of said Consumer Price Index are made by the Bureau of Labor Statistics or its successor during the interim period, the statistics used in such revised or changed Index shall be corrected or weighted to correspond to the statistics used in the Index in effect for the month immediately preceding the commencement of the term hereof. In the event that the Consumer Price Index is discontinued and not replaced with an equivalent index of an agency of the United States government, the nearest equivalent consumer price index of any other public or private organization in the United States, as determined by Landlord, shall be used for any purpose for which the Consumer Price Index is to be used in this Lease.

(d) The annual Base Rent payable during the second renewal period shall be equal to ninety-five percent (95%) or the prevailing fair market rental paid for comparable flex/office space (totally excluding the value of all of Tenant's Alterations in arriving at comparability) in the Princeton area (the "Comparison Area"), as of the date which is six (6) months prior to the expiration of the first renewal period, as mutually determined by the parties using their best good faith efforts at the time of the exercise of the renewal option hereunder. If the parties are unable to agree upon the fair market rental of comparable space no later than five (5) months prior to the expiration of the first renewal period, such one (1) month period representing the "Mutual Agreement Period", said rental rate shall be determined by arbitration in the following manner:

(i) Landlord and Tenant shall each appoint one arbitrator who shall, by profession, be an M.A.I. real estate appraiser, who shall have been active over the five (5) year period ending on the date of Tenant's exercise of said option in the appraisal of commercial and industrial properties in the Comparison Area. Each such arbitrator shall be appointed within fifteen (15) days after the expiration of the thirty (30) day mutual agreement period described hereinabove.

(ii) The two arbitrators so appointed shall, within fifteen (15) days of the date of the appointment of the last appointed arbitrator agree upon and appoint a third arbitrator who shall be qualified based upon the same criteria set forth hereinabove or qualification of the initial two arbitrators.

(iii) The three arbitrators shall within thirty (30) days of the appointment of the third arbitrator reach a decision and notify Landlord and Tenant thereof.

(iv) The decision of the majority of the three arbitrators shall be binding upon Landlord and Tenant. Failure of a majority of said arbitrators to reach agreement shall result in the prevailing fair market rental for comparable space in the Comparison Area being designated by averaging the appraisals for the three arbitrators, ignoring for the purposes of such averaging any portion of the high and low appraisal which is more than ten (10%) percent in excess of or less than the middle appraisal.

(v) If either Landlord or Tenant fails to appoint an arbitrator within the time period in subparagraph (i) hereinabove, the arbitrator appointed by one of them shall reach a decision, notify Landlord and Tenant thereof, and such arbitrator's decision shall be binding upon Landlord and Tenant.

(vi) If the two arbitrators fail to agree upon and appoint a third arbitrator, such matter shall be forthwith submitted to arbitration under the provisions of the American Arbitration Association.

(vii) The cost of Landlord' arbitrator shall be borne by Landlord, the cost of Tenant's arbitrator shall be borne by Tenant, and the cost of the third arbitrator and any other costs of the arbitration shall be paid by Landlord and Tenant equally.

(viii) In no event shall the annual Base Rent payable during the renewal period be less than the annual Base Rent payable immediately preceding the renewal period of this Lease.

(e) The option to renew granted to Tenant is personal to Tenant and may not be exercised or assigned, voluntarily or involuntarily, by or to any other person or entity other than Tenant.

ARTICLE 36 - RIGHT OF FIRST OFFER TO PURCHASE

36.1 - Provided that Tenant is not in default of any of its obligations or covenants under this Lease, in the event Landlord desires to sell its leasehold interest in the Premises, Landlord agrees that it will give Tenant notice of Landlord's intention to list the Premises for sale, together with the terms upon which Landlord intends to list the Premises ("Landlord's Offer Notice"). Tenant shall be deemed to have waived its rights under this Section, unless Tenant notified Landlord within ten (10) days of Tenant's receipt of Landlord's notice that Tenant is willing to purchase Landlord's interest in the Premises upon the terms similar to those set forth in Landlord's notice. In the event Tenant notifies Landlord of its willingness to purchase the Premises, Tenant shall have twenty (20) days from Tenant's receipt of Landlord's notice to negotiate with Landlord a purchase agreement acceptable to both parties. In the event that the parties cannot reach agreement, Landlord shall be entitled to market the Premises to others, provided however that if Tenant notified Landlord of its willingness to purchase the Premises and Landlord and Tenant failed to negotiate an acceptable purchase agreement, and thereafter Landlord-elects to market the Premises for less than ninety (90%) percent of the price which Tenant had been willing to pay as its final offer in the preceding negotiations, then Landlord must again provide Tenant with Landlord's Offer Notice, revised to reflect the revised amount for which the Premises will be marketed (the "Revised Notice"). Thereafter Tenant shall have a period of ten
(10) days from the receipt of the Revised Notice to indicate in writing to Landlord its willingness to match the terms of such offer, and Tenant shall have twenty (20) days from Tenant's receipt of Landlord's Revised Notice to negotiate with Landlord a purchase agreement acceptable to both parties. In the event that the parties cannot reach agreement, Landlord shall be entitled to market the Premises to others, provided that if Landlord thereafter desires to market the Premises for less than ninety (90%) percent of the price which Tenant had been willing to pay as its final offer in the immediately preceding negotiations, Landlord shall be required to again offer the Premises to Tenant pursuant to the above provisions. Nothing contained herein shall be deemed to grant Tenant an option to purchase the Premises or a right of first refusal, nor to impose upon Landlord any obligation or liability to enter into an agreement with Tenant for the sale of the Premises.

ARTICLE 37 - SECURITY

37.1 - Tenant shall obtain at its sole cost and expense, and shall deposit with Landlord at the time of the execution of this Lease, an unconditional, clean, irrevocable and assignable letter of credit (the "Letter of Credit"), issued by a bank satisfactory to Landlord with banking operations in the State of New Jersey, in form and substance satisfactory to Landlord, in the amount (in United States dollars) of $1,000,000.00 as security for the faithful performance and observance by Tenant of any terms, provisions and conditions of this Lease, the nonperformance of which would obligate Landlord to incur any financial obligations, (including but not limited to, Tenant's financial obligations for Rent and for the costs of restoration of the Premises upon the expiration or earlier termination of the Term). It is agreed that in the event Tenant defaults in respect of any of the terms, provisions and conditions of this Lease, including but not limited to the payment of Fixed Rent and Additional Rent, Landlord may use, apply or retain the whole or any part of the security 80 deposited to the extent required for the payment of any Fixed Rent, Additional Rent, assessments and levies or any other sum as to which Tenant is in default, or for any sum which Landlord may expend or may be required to expend by reason of Tenant's default in respect of any of the terms, covenants and conditions of this Lease, including but not limited to, any damages or deficiency in the reletting of the Premises whether such damages or deficiency accrued before or after summary proceedings or other re-entry by Landlord. The Letter of Credit shall (i) specify that it is irrevocable and, at the direction of Landlord, assignable to Landlords successors and assigns of Landlord's interest under this Lease, at Tenant's sole cost and expense, (ii) be addressed to Landlord,
(iii) be payable upon each presentation of a sight draft, accompanied by a statement signed by an authorized official of Landlord certifying that Tenant i5 in default hereunder, and (iv) be payable from the date of issuance up to a date which is not less than one year from the date of issuance. Landlord shall deliver to Tenant a copy of the certificate of Tenant's default presented by Landlord in connection with any draw upon the Letter of Credit. Tenant shall, not later than Thiry (30) days prior to the expiration of the Letter of Credit or any replacements, substitutions or extensions thereof, as the case may be, furnish Landlord with a new letter of credit in accordance with the foregoing or an extension of the Letter of Credit then in effect. Upon an event of default under this Lease or if Tenant fails to furnish a new letter of credit or an extension as aforesaid within thirty (30) days prior to the expiration of the Letter of Credit or any replacement or extension thereof, Landlord may immediately draw upon the Letter of Credit in accordance with the terms hereof and apply the proceeds thereof in accordance with the provisions of this Section 37.1.

ARTICLE 38 - GENERAL PROVISIONS

38.1 - Tenant represents and agrees that it has not directly or indirectly dealt with any real estate brokers other than Keller, Dodds and Woodworth, Inc. in connection with this transaction. Tenant agrees to hold Landlord harmless from and against any claims for brokerage commission or finder's fee arising out of or based an any actions of Tenant with any other broker or brokers.

38.2 - The laws of the State of New Jersey shall govern the validity, performance and enforcement of this Lease.

38.3 - The invalidity of one or more phrases, articles, sections, sentences, clauses or paragraphs contained in this Lease shall not affect the remaining portions of this Lease or any part thereof, and in the event that any one or more of the phrases, articles, sections, sentences, clauses or paragraphs contained in this Lease should be declared invalid by the final order, decree or judgment of a court of competent jurisdiction, this Lease shall be construed as if such invalid phrases, articles, sections, sentences, clauses or paragraphs had not been inserted herein.

38.4 - Tenant shall not record this Lease, but if either party should desire to record a short form Memorandum of Lease setting forth only the parties, the Premises and the term, such Memorandum of Lease shall be executed, acknowledged and delivered by both parties upon notice from either party.

38.5 - Tenant agrees to give any mortgagees, by Registered Mail, a copy of any Notice of Default served upon the Landlord, provided that prior to such notice tenant has been notified, in writing, (by way of Notice of ascendent of Rents and Leases, or otherwise) of the address of such mortgagees. Tenant further agrees that if Landlord shall have failed to cure such default within the time provided for in this Lease, then the mortgagees shall have an additional thirty
(30) days within which to cure such default or if such default cannot be cured within that time, then such additional time as may be necessary if within such thirty (30) days, any mortgagee has commenced and is diligently pursuing the remedies necessary to cure such default (including not but limited to commencement of foreclosure not be terminated while such remedies are being so diligently pursued. Tenant reserves the right to withdraw or limit any such Notice of Default and to remain in the Premises during such efforts to cure Landlord's default.

IN WITNESS WHEREOF, Landlord and Tenant have caused their name to be signed and their seal affixed the day and year first above written.






Witness-







Attest:

ONE RESEARCH WAY PARTNERS, a
New Jersey limited partnership,
Landlord


By:  John Lundberg, General Partner
               C. Lawrence Keller, General Partner
               Stuart Alpert



THE LIPOSOME COMPANY, INC.,
Tenant


By:Charles A. Baker

                               .. ...








                                  EXHIBIT   21
               LIST OF SUBSIDIARIES OF THE LIPOSOME COMPANY, INC.


DOMESTIC

Princeton Liposome Conference, Inc.                    1987 New Jersey

The Liposome Manufacturing Company Inc.           1992 Delaware

Liposome Holdings Inc.                            1992 Delaware




FOREIGN

The Liposome Company, Japan, Ltd.                 1986 Japan

Nichiyu Liposome Co., Ltd.                        1986 Japan
Joint venture with
Nippon Oil and Fats Corp. (NOF)

The Liposome Company Ltd.                         1993 U.K.

Liposome S.A.R.L.                                 1994 France

Liposome S.L.                                1994 Spain

Liposome Canada Inc.                              1994 Canada

Liposome SrL                                 1994 Italy

Liposome S.a.r.l                                  1994      Switzerland

Liposome, B.V                                1995      Netherlands

Liposome PTY LTD                                  1995 Australia



Austria        no activity
South Africa        no activity