Form 10-Q
period 1996-03-31
LIPOSOME CO INC
filed 1996-05-14
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter ended March 31, 1996        Commission file number 0-14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               May 3, 1996

   Common Stock, $.01 par value                  33,474,338







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        March 31, 1996 and December 31, 1995                    3

        Consolidated Statements of Operations
        for the Three Month Periods Ending
        March 31, 1996 and 1995..........................           4

        Consolidated Statements of Cash Flows
        for the Three Month Periods Ending
        March 31, 1996 and 1995..........................           5

        Notes to Consolidated Financial Statements            6,7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8-11

Part II.                            OTHER INFORMATION            12

Signatures                                                       13




                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCETTM is a trademark of The Liposome Company, Inc.














                                  Page 2 of 13



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                      ASSETS                      March 31     December 31
Current assets:                                     1996           1995
    Cash and cash equivalents                          $  2,742     $  3,937
    Short-term investments                              41,002       50,451
    Accounts receivable, net                             8,340        6,799
    Inventories                                          4,154        3,543
    Prepaid expenses                                       835          333
    Other current assets                                    48           46
           Total current assets                         57,121       65,109

Long-term investments                               11,303       11,303
Plant and equipment, net                            26,142       22,400
Restricted cash                                      6,642        6,642
Other assets, net                                       458         472
       Total assets                               $ 101,666    $105,926

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $   697     $  1,839
   Accrued expenses and other current liabilities    8,269        7,002
   Current obligations under capital lease           1,517        1,509
   Current obligations under mortgage                  303          303
   Preferred Stock dividends payable                   658        1,337
       Total current liabilities                    11,444       11,990

Long-term obligation under capital lease             2,235        2,616
Long term obligation under mortgage                   1,413       1,488
       Total liabilities                             15,092      16,094

Commitments and contingencies

Stockholders' equity:
   Capital stock:
       Preferred Stock, par value $.0l;
          2,400,000 authorized; 136,415 shares of
          Series A Cumulative Convertible Exchangeable
          Preferred Stock outstanding on March 31, 1996,
          and 2,757,000 shares outstanding on December 31,
          1995 (liquidation preference of $34,104)                    1    3
       Common Stock, par value $.0l;
          60,000,000 shares authorized;
          32,960,345 and 29,950,031 shares issued
                                   and outstanding                  330    299
Additional paid in capital                         235,563      234,545
Net unrealized investment loss                       (819)        (543)
Foreign currency translation adjustment                110           48
Accumulated deficit                                (148,611)  (144,520)
       Total stockholders' equity                    86,574      89,832

       Total liabilities and stockholders' equity $ 101,666    $105,926


                             See accompanying notes
                                  Page 3 of 13





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share figures)
                                   (Unaudited)




                                       Three Months Ended March 31,

                                         1996           1995

Product sales                       $  10,103       $     --

Collaborative research and development
  and other revenues...............                    1,293      1,500

Interest and investment income, net                    1,013           353

      Total revenues.................                 12,409         1,853

Cost of goods sold.....                 3,224             --

Research and development expenses.....                 7,006      9,216

Selling, general and administrative
expenses...                                                       6,206
2,886

Interest expense......................                    64            84

      Total expenses................                  16,500        12,186

Net loss...                           (4,091)       (10,333)

Preferred Stock dividends               (662)        (1,337)

Net loss applicable to Common Stock                $ (4,753)      $(11,670)

Net loss per share applicable to
  Common Stock........................             $   (.16)      $   (.49)

Weighted average number of common
  shares outstanding..................                30,191        24,050












                             See accompanying notes
                                  Page 4 of 13




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                      1996         1995
Cash flows from operating activities:

  Net loss                                          $(4,091)   $(10,333)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                      910         813
     Other                                               99          70
     Changes in assets and liabilities
       Accounts receivable                           (1,541)       (179)
       Inventory                                       (611)       (548)
       Prepaid expenses                                (502)       (313)
       Other current assets                              (2)       (165)
       Accounts payable                              (1,142)        (32)
       Accrued expenses and other current liabilities             1,450    650
       Unearned contract income and other fees         (183)        921

     Net cash used by operating activities           (5,613)     (9,116)

Cash flows from investing activities:

  Purchases of short and long-term investments       (6,019)     (7,359)
  Sales of short and long-term investments...        15,192      16,069
  Purchases of property, plant and equipment          (4,638)      (618)

     Net cash provided by investing activities        4,535       8,092

Cash flows from financing activities:

  Net payments from conversion of Preferred Stock     (434)          --
  Proceeds from the exercise of stock options         2,044         538
  Principal payments under note payable                 (75)        (76)
  Principal payments under capital lease obligations               (373)
(367)
  Preferred Stock dividend payments                  (1,341)     (1,337)

     Net cash used by financing activities             (179)     (1,242)

Effects of exchange rate changes on cash                   62         7

Net decrease in cash and cash equivalents            (1,195)     (2,259)

Cash and cash equivalents at beginning of the period              3,937
2,369

Cash and cash equivalents at end of the period     $  2,742    $    110




                             See accompanying notes.
                                  Page 5 of 13




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at March 31, 1996, and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. The December 31, 1995 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. The increase in weighted average Common Stock outstanding is due primarily to the issuance of stock in certain offerings, the conversion of the Preferred Stock and the exercise of stock options. Unexercised stock options (Common Stock equivalents) and the conversion of outstanding Preferred Stock to Common Stock are not included in the calculation since their inclusion would be anti-dilutive. The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $.02 and $.06 per common share for the three months ended March 31, 1996 and 1995 respectively.

  3.Inventories

    The Company values inventory on a lower of cost or market basis and relieves it on the first-in first-out (FIFO) method. The components of inventories are as follows:

                            March 31,    December 31,
                            1996            1995
      Finished Goods       $2,052,000    $2,273,000
      Work in process       1,264,000       139,000
      Raw materials           369,000       761,000
      Supplies                469,000       370,000
                           $4,154,000    $3,543,000

  4.Stockholders' Equity

     Dividend Payable:

     On March 7, 1996, the Board of Directors of the Company declared a quarterly cash dividend on the Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Each Depositary Share represents one-tenth of a share of Preferred Stock. The dividend, totaling approximately $658,000 was paid on April 15, 1995 to Preferred stockholders of record on April 1, 1996.

                                  Page 6 of 13





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)


     Preferred Stock:

     On March 25, 1996 the Company completed the underwritten call for redemption of 50% of the outstanding shares of its Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock represented by depositary shares. Virtually all of the Preferred Stock called for redemption was converted into Common Stock. As a result of the conversion, 139,285 shares of the Preferred Stock were converted into 2,709,773 shares of Common Stock. Net issuance costs including financial advisory, professional, registration and filing fees of $460,000 were incurred in connection with the call.


  5.Supplemental Disclosure of Cash Flow Information

                                              Three Months Ended March 31,

                                             1996      1995

    Cash paid during the year for interest  $64,434   $77,000































                                  Page 7 of 13




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

  The Liposome Company, Inc. (the "Company") is a leading biotechnology company engaged in the discovery, development, manufacturing and marketing of proprietary lipid and liposome-based pharmaceuticals for the treatment, prevention and diagnosis of inadequately treated, life-threatening illnesses. ABELCETTM (amphotericin B lipid complex injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, United Kingdom, Spain, Luxembourg, Ireland and Iceland and is the subject of marketing application filings in several other countries. In addition to ABELCETTM, the Company's other lead products are TLC C-53 and TLC D-99. TLC C-53, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being enrolled into a pivotal Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials in the U.S. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 1996 were $12,409,000 which was an increase of $10,556,000 or 570% compared with the three months ended March 31, 1995. The primary components of revenues for the Company are collaborative research and development revenues, interest and investment income and, in the first quarter of 1996, product sales.

Product sales of the Company's lead product ABELCETTM were $10,103,000 for the first quarter 1996. Net sales of ABELCETTM in the United States totaled approximately $8,535,000; the balance of product sales were made to international customers. The Company has received approval to market ABELCETTM in the United States and in several European nations such as the United Kingdom, Spain, and Luxembourg. In addition, sales are realized on a named patient basis in certain other countries where broad based approval has not yet been received. There were no product sales in first quarter 1995, and product sales in 1996 are solely attributable to ABELCETTM.

Collaborative research and development revenues of $1,293,000 for the three months ended March 31, 1996 decreased $207,000 or 14% compared to the three month period ended March 31, 1995. The Company earned its collaborative research and development revenues from Pfizer Inc. during the first three months of 1996 and 1995. The Company and Pfizer are developing TLC D-99, liposomal doxorubicin, primarily as a treatment for metastatic breast cancer.

Interest and investment income for the three months ended March 31, 1996 was $1,013,000 compared to $353,000 for the same period last year. This 187% increase is due primarily to higher average cash balances and cash inflows from trade receivables, and also to losses realized on certain investments in the first quarter of 1995.
                                  Page 8 of 13



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

Expenses

Total expenses for the Company were $16,500,000 for the first quarter of 1996 compared to $12,186,000 the same period one year ago. This increase of $4,314,000 or 35% is primarily due to the Company's cost of goods sold associated with the sale of ABELCETTM and increased selling, general and administrative costs partially offset by lower research and development expenses. Cost of goods sold of $3,224,000 related to the sales of ABELCET TM was recorded in the first quarter of 1996.

Research and development expenditures were $7,006,000 and $9,216,000 for the quarters ended March 31, 1996 and 1995, respectively. This decline was partially offset by increased spending for TLC C-53 as this product progressed into phase III clinical trials during 1995. These expenses consist primarily of research and development expenditures to perform basic research, conduct pre-clinical and clinical studies and other related product development activities, manufacture supplies of product for such testing, and prosecute applications to test and market products before various government regulatory authorities. Spending for TLC C-53 and TLC D-99, as they continue late stages of development, and the cost of the Company's other research and development activities also contributed to the level of spending. As in prior years, costs associated with the development of TLC D-99 are reimbursed by Pfizer.

Selling, general and administrative expenses for the first quarter 1996 were $6,206,000, an increase of $3,320,000 or 115% over the same period a year ago. The primary components of the increase were costs associated with the commencement of United States sales and marketing activities, continued development of the international sales and marketing operations and the addition of certain key personnel. In the U.S., as well as the U.K., the Company is marketing ABELCETTM with its own sales force as it intends to do in several other countries.

The Company expects that expenditures in all areas will increase throughout 1996 as the Company continues to receive marketing approvals in Europe, progresses further in clinical development, and enhances the infrastructure for sales and marketing in the United States for ABELCETTM.

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

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

The net loss for the three months ended March 31, 1996 of $4,091,000 was a decrease of $6,242,000 from that of the same period a year ago due to the factors discussed above. After Preferred Stock dividends of $662,000 and $1,337,000, the net loss applicable to Common Stock was $4,753,000 or $.16 per share and $11,670,000 or $.49 per share for the three months ended March 31, 1996 and 1995 respectively.

Liquidity and Capital Resources
The Company had $61,689,000 in cash and marketable securities as of March 31, 1996. Included in these reserves were cash and cash equivalents of $2,742,000, short term investments of $41,002,000, long term investments of $11,303,000 and restricted cash of $6,642,000. The Company invests its excess cash in a diversified portfolio of high-grade marketable and United States Government-backed securities.

The cash reserves decreased $10,644,000 from the first quarter 1995 due to the use of funds for operations, capital acquisitions, primarily to retrofit the Company's Indianapolis manufacturing facility to make larger quantities of ABELCETTM, working capital requirements, Preferred Stock dividend payments and the current market value adjustment to investments. The Company expects to spend approximately $13,000,000 for the Indianapolis project with completion expected in late 1996. Approximately $9,600,000 has been spent on this project through March 31, 1996. These uses of cash were partially offset by the inflow of $2,044,000 worth of stock option exercises. The cumulative effect at March 31, 1996 of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities was a net unrealized loss of $819,000. In connection with certain financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $20,000,000.

The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, payments under research and development agreements, interest earned on investments and the maturity or sale of certain investments. Funds may also be provided to the Company by leasing arrangements for capital expenditures and from the licensing of its products and technology. The Company believes that its available cash and marketable securities, revenues from research and development contracts and interest income will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources(Continued)

  On March 25, 1996 the Company completed the underwritten call for redemption of 50% of the outstanding shares of its Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock represented by depositary shares. Each Depositary Share represents 1/10 of a share of Preferred Stock and is convertible into 1.9455 shares of Common Stock. Virtually all of the Preferred Stock called for redemption was converted into Common Stock. As a result of the conversion, 139,285 shares of the Preferred Stock were converted into 2,709,773 shares of Common Stock. Net issuance costs including financial advisory, professional, registration and filing fees of $460,000 were incurred in connection with the call. With half of the Preferred Stock retired, the Company reduced its annual Preferred Stock dividend requirement by $2.7 million. It is also possible that the Company will in the future call the remaining 50% of the Preferred Stock.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). In October 1995, SFAS 123 established financial and reporting standards for stock based compensation plans. The Company anticipates adopting the disclosure only provision of this standard during 1996.

  The Financial Accounting Standards Board has issued SFAS No. 121 "Accounting for the Impairment of Assets to be Disposed of" which is required to be implemented in 1996. There was no material impact for the adoption of this standard during the first quarter of 1996.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On April 1, 1996, a patent infringement action was filed against the Company by the University of Texas and the M.D. Anderson Cancer Center in the Federal District Court for the Southern District of Texas. The complaint alleges that the manufacture, use and sale of the Company's product ABELCETTM infringes a patent assigned to the University of Texas. The complaint seeks damages in an unspecified amount and injunctive relief. The Company believes that it has meritorious defenses to the lawsuit intends to defend it vigorously and believes that the outcome will not have a material adverse effect on the Company's results of operations of financial position.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

10-15.         The Liposome Company 1996 Equity Incentive Plan (incorporated by reference from Proxy statement dated April 3, 1996, file No. 000-14887).

(b)       Reports on Form 8-K

          During the quarter for which this report on Form 10-Q is filed, two
          (2) reports on Form 8-K were filed:

          February 22, 1996: Item 5, Other Events (including financial statements for the 1995 fiscal year and Exhibits).

          February 28, 1996:  Item 5, Other Events























                                    12 of 13





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May ______, 1996

                                THE LIPOSOME COMPANY, INC.


                                By:
                                    Charles A. Baker
                                    Chairman of the Board and
                                    Chief Executive Officer



                                By:
                                    Brian J. Geiger
                                    Vice President and
                                    Chief Financial Officer



























                                  Page 13 of 13





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May ___, 1996

                                THE LIPOSOME COMPANY, INC.


                                By: /s/ Charles A. Baker
                                    Charles A. Baker
                                    Chairman of the Board and
                                    Chief Executive Officer




                                By: /s/ Brian J. Geiger
                                    Brian J. Geiger
                                    Vice President and
                                    Chief Financial Officer


























                                  Page 13 of 13