Form 10-Q
period 1996-06-30
LIPOSOME CO INC
filed 1996-08-14
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For Quarter ended June 30, 1996         Commission file number 0-14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               August 8, 1996

   Common Stock, $.01 par value                  33,672,314







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        June 30, 1996 and December 31, 1995                     3

        Consolidated Statements of Operations
        for the Six Month and Three Month Periods Ending
        June 30, 1996 and 1995..........................            4

        Consolidated Statements of Cash Flows
        for the Six Month Period Ending
        June 30, 1996 and 1995..........................            5

        Notes to Consolidated Financial Statements            6,7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8-13

Part II.                            OTHER INFORMATION         14-15

Signatures                                                       16




                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET is a registered trademark of The Liposome Company, Inc.













                                  Page 2 of 16



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                      ASSETS                      June 30,     December 31,
Current assets:                                     1996           1995
    Cash and cash equivalents                          $  1,494     $  3,937
    Short-term investments                              40,228       50,451
    Accounts receivable, net                             7,871        6,799
    Inventories                                          5,706        3,543
    Prepaid expenses                                       855          333
    Other current assets                                    50           46
           Total current assets                         56,204       65,109

Long-term investments                                6,303       11,303
Plant and equipment, net                            27,365       22,400
Restricted cash                                      6,642        6,642
Other assets, net                                       443         472
       Total assets                               $  96,957    $105,926

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  1,071     $  1,839
   Accrued expenses and other current liabilities    7,520        7,002
   Current obligations under capital lease           1,526        1,509
   Current obligations under note payable              303          303
   Preferred Stock dividends payable                   572        1,337
       Total current liabilities                    10,992       11,990

Long-term obligation under capital lease             1,848        2,616
Long term obligation under note payable               1,337       1,488
       Total liabilities                             14,177      16,094

Commitments and contingencies

Stockholders' equity:
   Capital stock:
       Preferred Stock, par value $.0l;
          2,400,000 authorized; 118,045 shares of
          Series A Cumulative Convertible Exchangeable
          Preferred Stock outstanding on June 30, 1996,
          and 275,700 shares outstanding on December 31,
          1995 (liquidation preference of $29,511)                    1    3
       Common Stock, par value $.0l;
          60,000,000 shares authorized;
          33,622,349 and 29,950,031 shares issued
                                   and outstanding                  333    299
Additional paid in capital                         236,981      234,545
Net unrealized investment loss                       (854)        (543)
Foreign currency translation adjustment                 60           48
Accumulated deficit                                (153,741)  (144,520)
       Total stockholders' equity                    82,780      89,832

       Total liabilities and stockholders' equity $  96,957    $105,926


                             See accompanying notes
                                  Page 3 of 16





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share figures)
                                   (Unaudited)


                                       Three Months Ended Six Months Ended
                                          June 30,           June 30,

                                         1996             1995    1996
1995

Product sales                      $ 12,467  $   843   $ 22,570$    843

Collaborative research,
development revenues and other...........        599      2,213   1,892    3,713

Interest and investment income, net            1,336        661    2,349
1,014

      Total revenues.................         14,402      3,717   26,811
5,570

Cost of goods sold                    4,040      340      7,264     340

Research and development expenses.....         8,229      9,038  15,235
18,254

Selling, general and administrative
expenses...                           7,207    3,093     13,413   5,979

Interest expense......................            56         73      120
157

      Total expenses.................         19,532     12,544   36,032
24,730

Net Loss                             (5,130)  (8,827)    (9,221) (19,160)

Preferred Stock dividends              (571)  (1,337)   (1,233)  (2,674)

Net loss applicable to Common Stock          $(5,701) $(10,164)$(10,454)
$(21,834)

Net loss per share applicable to
  Common Stock........................       $  (.17) $   (.38)$   (.33)   $
(.87)

Weighted average number of common
  shares outstanding..................        33,493     26,407  31,842
25,228













                             See accompanying notes
                                  Page 4 of 16




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                              June 30,
                                                      1996         1995
Cash flows from operating activities:

  Net loss                                          $(9,221)   $(19,160)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                    1,850       1,636
     Other                                              300         110
     Changes in assets and liabilities
       Accounts receivable                           (1,072)     (1,080)
       Inventory                                     (2,163)     (1,624)
       Prepaid expenses                                (522)       (319)
       Other current assets                              (4)       (132)
       Accounts payable                                (768)        (75)
       Accrued expenses and other current liabilities               518
1,459

     Net cash used by operating activities          (11,082)    (19,185)

Cash flows from investing activities:

  Purchases of short and long-term investments      (16,142)    (34,069)
  Sales of short and long-term investments...        31,054      29,794
  Purchases of property, plant and equipment          (6,786)    (1,968)

     Net cash provided/(used) by investing activities             8,126
(6,243)

Cash flows from financing activities:

  Net proceeds from the issuance of Common Stock        29       28,839
  Net payments from conversion of Preferred Stock     (379)          --
  Proceeds from the exercise of stock options         3,752       1,087
  Principal payments under note payable                (151)       (151)
  Principal payments under capital lease obligations               (751)
(734)
  Preferred Stock dividend payments                  (1,999)     (2,674)

     Net cash provided by financing activities          501      26,367

Effects of exchange rate changes on cash                   12        (6)

Net increase/(decrease) in cash and cash equivalents             (2,443)
933

Cash and cash equivalents at beginning of the period              3,937
2,369

Cash and cash equivalents at end of the period     $  1,494    $  3,302





                             See accompanying notes
                                  Page 5 of 16




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at June 30, 1996, and for the six and three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that the Company's management believes to be necessary for the fair presentation of results for the periods presented. The December 31, 1995 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. The weighted average shares outstanding increased to 33,493,000 shares from 26,407,000 for the three months ended June 30, 1996 and 31,842,000 from 25,228,000 for the six months ended June 30, 1996. The increase in weighted average Common Stock outstanding is due primarily to the issuance of stock in connection with certain equity offerings, the conversion of Preferred Stock and the exercise of stock options. Unexercised stock options (Common Stock equivalents) and the conversion of outstanding Preferred Stock to Common Stock are not included in the calculation since their inclusion would be anti-dilutive. The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $.04 and $.11 per common share for the six months ended June 30, 1996 and 1995, respectively.

  3.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:
                             June 30,    December 31,
                            1996            1995
      Finished Goods       $2,448,000    $2,273,000
      Work in process       1,546,000       139,000
      Raw materials         1,260,000     1,002,000
      Supplies                452,000       129,000
                           $5,706,000    $3,543,000

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)


  4.Stockholders' Equity

     Preferred Stock:

     On March 25, 1996 the Company completed the redemption of 50% of the outstanding shares of its Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock represented by Depositary Shares. Virtually all of the Preferred Stock called for redemption was converted into Common Stock. Net issuance costs including financial advisory, professional, registration and filing fees of $379,000 were incurred in connection with the call and were charged to equity. As a result of the call and subsequent voluntary conversions through June 30, 1996, 157,656 shares of the Preferred Stock represented by 1,576,560 Depositary Shares were converted into 3,067,197 shares of Common Stock.

     Preferred Stock Dividend Payable:

     On May 9, 1996, the Board of Directors of the Company declared a quarterly cash dividend on the Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock at a prorated dividend rate of $.484375 per Depositary Share. Each Depositary Share represents one-tenth of a share of Preferred Stock. The dividend, totaling approximately $572,000 was paid on July 15, 1996 to Preferred stockholders of record on July 1, 1996.


  5.Supplemental Disclosure of Cash Flow Information

                                                 Six Months Ended June 30,

                                             1996      1995

    Cash paid during the year for interest  $120,000  $152,000

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials, (ii) future marketing approvals, (iii) the expansion of sales efforts, (iv) possible new licensing agreements, (v) the completion date and total cost of the Indianapolis manufacturing facility, (vi) the anticipated financial impact of litigation, (vii) future product revenues, and (viii) the future uses of capital and financial needs of the Company. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the Company is experiencing a rapid period of growth, and it is uncertain as to whether the rate of growth can be maintained; (b) the Company has recently commenced commercialization of ABELCET, and the ultimate rate of sales of ABELCET is uncertain; (c) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (d) competitors of the Company have developed and are developing products which are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (e) the rate of sales of the Company's products could be affected by regulatory action decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes export license requirements and foreign regulations;
(f) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged, (g) the progress of commercialization of certain of the Company's products may be affected by the decisions of the Company corporate sponsors as to the timing and funding of commercialization; and (h) the Company must substantially increase it manufacturing, marketing, distribution and sales capabilities, and it is not certain that the Company will be able to do so in a timely manner or that it will have the funds necessary to do so.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

The Liposome Company, Inc. (the "Company") is a leading biotechnology company engaged in the discovery, development, manufacturing and marketing of proprietary lipid and liposome-based pharmaceuticals for the treatment of inadequately treated, life-threatening illnesses. ABELCET (amphotericin B lipid complex injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, United Kingdom, Spain, Portugal, Greece, Sweden, Luxembourg, Ireland and Iceland and is the subject of marketing application filings in several other countries. In addition to ABELCET, the Company's other lead products are TLC C-53 and TLC D-99. TLC C-53, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being enrolled into a pivotal Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials in the U.S. and a third Phase III study overseas. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

Revenues
     - Six Months Ended June 30:

Total revenues for the six months ended June 30, 1996 were $26,811,000 which was an increase of $21,241,000 or 381% compared with the six months ended June 30, 1995. The primary components of revenues for the Company are product sales, collaborative research and development revenues, and interest and investment income.

Net sales of the Company's product ABELCET were $22,570,000 for the first six months of 1996. Net sales of ABELCET in the United States totaled approximately $18,600,000 and the balance of product sales were made to international customers. Product sales in 1995 and 1996 were solely attributable to ABELCET. The Company has received approval to market ABELCET in the United States and in several European countries. In addition, sales are realized on a named patient basis in certain other countries where broad based approval has not yet been received.

Collaborative research and development revenues of $1,892,000 for the six months ended June 30, 1996 decreased $1,821,000 or 49% compared to the six month period ended June 30, 1995. The Company earned its collaborative research and development revenues from Pfizer Inc. ("Pfizer") during the first six months of 1996. The Company and Pfizer are developing TLC D-99, liposomal doxorubicin, primarily as a treatment for metastatic breast cancer. Revenues from Pfizer declined in the 1996 period due to the progression of TLC D-99 into Phase III clinical studies which are being conducted by Pfizer. In addition, in the first six months of 1995, the Company earned such revenues from Schering AG (a former collaborative partner) as well as Pfizer. It should be noted that collaborative research and development revenues are not necessarily indicative of the level of research and development activity being carried out in connection with collaborative research projects as most clinical trial activity and management is now being carried out and paid for by Pfizer and is not reflected in the Company's financial statements.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Interest and investment income for the six months ended June 30, 1996 was $2,349,000 compared to $1,014,000 for the same period last year. This 132% increase is due primarily to higher average cash and investment balances and cash receipts from trade receivables. In addition, the Company realized losses on certain investments in the first quarter of 1995.

     - Three Months Ended June 30:

Total revenues of the Company for the quarter ended June 30, 1996 were $14,402,000 compared to $3,717,000 for the same period during 1995. This change in total revenue represents an increase of $10,685,000 or 287%. This net increase is due primarily to revenue of $12,467,000 from sales of ABELCET. The other components of revenue are collaborative research and development agreements and interest and investment income.

Collaborative research and development revenues were $599,000 for the second quarter of 1996, $1,614,000 or 73% lower than the comparable prior year period. In the second quarter of 1995 the Company earned revenues from both Pfizer and Schering AG, and in 1996 such revenue was generated solely under the agreement with Pfizer. In addition, responsibility for clinical trials was assumed by Pfizer as TLC D-99 progressed to Phase III studies, resulting in reduced activities and revenues to the Company.

Interest and investment income for the quarters ended June 30, 1996 and 1995 were $1,336,000 and $661,000, respectively. This change represents an increase of $675,000 or 102% from 1995. Interest income increased primarily due to higher average cash and investment balances in the Company's investment portfolio and cash receipts from trade receivables.

Total revenue can increase or decrease significantly based on the volume of product sales, the level of cost reimbursement under research collaborations and the possible initiation of new licensing agreements. It is also impacted by the level of cash balances available for investment and the rate of interest earned and gains and losses, if any, realized on the sale of such investments. The effect of seasonality on U.S. product sales, is unclear. Management expects that seasonality may have a significant impact on sales in overseas markets, possibly resulting in lower international sales in the third quarter of 1996 compared to the second quarter.

Expenses

     - Six Months Ended June 30:

The components of total expenses for the six months ended June 30, 1996 were cost of goods sold, research and development, selling, general and administrative and interest expense.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Cost of goods sold was $7,264,000 versus $340,000 from the same period in the prior year. The increase in cost of goods is due to increased ABELCET sales in the U.S. and internationally. Partially offsetting the volume increase were production efficiencies resulting in improvements of gross margins from 59.7% for the 1995 period to 67.8% for the comparable 1996 period.

Research and development expenses were $15,235,000 for the six months ended June 30, 1996, compared to $18,254,000 for the same prior year period. The major components of this category are research, development, clinical and regulatory activities. The reduction is primarily due to the transfer of product costs from clinical manufacturing to cost of goods sold. Also contributing to the reduction is the fact that Pfizer is now conducting clinical studies for TLC D-99 as the product progressed to Phase III trials. Partially offsetting the overall reduction were increases in clinical and development activities with respect to TLC C-53 as this product entered Phase III clinical studies and scale-up costs associated with the Indianapolis manufacturing facility.

Selling, general and administrative expenses for the first six months of 1996 were $13,413,000, an increase of $7,434,000 or 124% over the same period a year ago. The primary reason for the increase is the establishment of a U.S. sales and marketing organization to launch and market ABELCET following the November 1995 approval. In addition, the increase in international sales and marketing costs contributed to the overall growth in this category.

As a result of the factors discussed above, total expenses for the six months ended June 30, 1996 were $36,032,000, an increase of $11,302,000 over the same prior year period.

     - Three Months Ended June 30:

The components of total expenses for the three months ended June 30, 1996 were cost of goods sold, research and development, selling, general and administrative and interest expense.

Cost of goods sold was $4,040,000 or $3,700,000 higher than the same period last year. The change is due to the U.S. launch of ABELCET in November 1995 and continued international sales growth. The cost of the increased volume was partially offset by production efficiencies, resulting in improvements of gross margins from 59.7% for the 1995 period to 67.6% for the comparable 1996 period.

Research and development expense was $8,229,000 for the quarter ended June 30, 1996, 9% lower than the comparable prior year period. Expenses declined due to the November 1995 FDA approval of ABELCET and the transfer of product costs from clinical manufacturing to cost of goods sold. The reduction was partially offset by higher research and development activities related to TLC C-53 and scale-up costs associated with the Indianapolis manufacturing facility.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)
Selling, general and administrative expenses for the second quarter 1996 were $7,207,000, a $4,114,000 increase versus the prior year period. This is primarily due to U.S. sales and marketing activities for ABELCET. The U.S. approval of ABELCET in late 1995 required the establishment of a sales force and marketing structure to market the product in the U.S. In addition, the increase in international sales and marketing costs contributed to the overall growth in this category.

As a result of the factors discussed above, total expenses for the three months ended June 30, 1996 were $19,532,000, an increase of $6,988,000 over the same prior year period.

The Company expects that expenses in all areas will increase throughout 1996 as the Company receives additional marketing approvals in Europe, continues to expand its sales and marketing efforts in the United States for ABELCET, progresses further in clinical development and continues scale-up activities at the Indianapolis facility.

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

The net loss for the six months ended June 30, 1996 was $9,221,000, a decrease of 52% or $9,939,000 from that of the same period a year ago, due to the factors discussed above. After Preferred Stock dividends of $1,233,000 and $2,674,000, the net loss applicable to Common Stock was $10,454,000 or $.33 per share and $21,834,000 or $.87 per share for the six months ended June 30, 1996 and 1995, respectively. Preferred Stock dividends were reduced in the 1996 period due to the call of approximately 50% of the Preferred Stock on March 25, 1996.

The net loss for the second quarter of $5,130,000 was a decrease of $3,697,000 from the same prior year period. After the Preferred Stock dividends of $571,000 and $1,337,000, the net loss applicable to Common Stock was $5,701,000 or $0.17 per share and $10,164,000 or $0.38 per share for the second quarters 1996 and 1995, respectively. Preferred Stock dividends were reduced in the 1996 quarter due to the call of approximately 50% of the Preferred Stock on March 25, 1996.

Liquidity and Capital Resources
The Company had $54,667,000 in cash and marketable securities reserves as of June 30, 1996. Included in these reserves were cash and cash equivalents of $1,494,000, short term investments of $40,228,000, long term investments in marketable securities of $6,303,000 and restricted cash of $6,642,000. The Company invests its excess cash in a diversified portfolio of high-grade marketable and United States Government-backed securities.

The cash and marketable securities reserves decreased $17,666,000 from December 31, 1995 to June 30, 1996 due to the use of funds for operations, capital expenditures (primarily the retrofit of the Company's Indianapolis manufacturing facility to make larger quantities of ABELCET), working capital requirements and Preferred Stock dividend payments. The Company expects to spend a total of approximately $13,000,000 for the Indianapolis project, with completion expected in late 1996. Through June 30, 1996 the Company has spent approximately $12,000,000 of that amount on this project. The Company's uses of cash during the first six months of 1996 were partially offset by the receipt of $3,752,000 from the exercise of stock options.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources(Continued)

The Company has an outstanding mortgage on a facility and has financed equipment through a capital lease. In connection with these financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $20,000,000. The market value of certain securities in the Company's investment portfolio at June 30, 1996 is below their acquisition cost; the cumulative effect of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, was a net unrealized loss of $854,000. This unrealized loss is recorded as a reduction of shareholders' equity.

The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, payments under research and development agreements, interest earned on investments and the proceeds from maturity or sale of certain investments. Cash may also be provided to the Company by leasing arrangements for capital expenditures, financing of receivables and inventory and from the licensing of its products and technology. The Company believes that its product revenues and revenues from other sources, coupled with its available cash and marketable securities reserves, will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

On March 25, 1996 the Company completed the redemption of 50% of the outstanding shares of its Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock represented by Depositary Shares. Virtually all of the Preferred Stock called for redemption was converted into Common Stock. Net issuance costs including financial advisory, professional, registration and filing fees of $379,000 were incurred in connection with the call and were charged to equity. As a result of the call and subsequent voluntary conversions through June 30, 1996, 157,656 shares of the Preferred Stock represented by 1,576,560 Depositary Shares were converted into 3,067,197 shares of Common Stock. With more than half of the Preferred Stock retired, the Company's annual Preferred Stock dividend has been reduced by approximately $2.9 million. It is also possible that the Company will in the future call the remaining Preferred Stock.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). In October 1995, SFAS 123 established financial and reporting standards for stock based compensation plans. The Company will adopt the disclosure only provision of this standard during 1996.

The Financial Accounting Standards Board has issued SFAS No. 121 "Accounting for the Impairment of Assets to be Disposed of" which has been implemented in 1996. There was no material impact on the Company's financial statements as a result of the adoption of this standard.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

PART II -      OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On July 2, 1996, the U.S. Patent and Trademark Office issued a certificate of re-examination on the Company's patent covering its liposome drying technology. The original patent, issued in 1989 covering "Dehydrated Liposomes," was voluntarily submitted by the Company for re-examination.

          The patent is currently the subject of litigation between the Company and NeXstar Pharmaceuticals, Inc. NeXstar's suit for a declaratory judgment that the patent was invalid and was not infringed by NeXstar's liposomal amphotericin B product was stayed during the pendancy of the re-examination. The stay has now been lifted, and the Company will shortly file a counterclaim for damages and an injunction based on infringement of the re-examined patent. This litigation is not expected to have a material impact on the Company's results of operations or financial position.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) An annual meeting of stockholders of the Company was held on May 9, 1996.

(c) All members of the Board of Directors were re-elected at the annual meeting. The following votes were cast for and withheld from each nominee:

                                 For               Withheld
          Charles A. Baker       26,254,124        326,601
          James G. Andress       26,246,527        334,198
          Morton Collins         26,361,722        219,003
          Stuart F. Feiner       26,357,074        223,651
          Robert F. Hendrickson  26,358,063        222,662
          Bengt Samuelsson       26,354,154        226,571
          Joseph T. Stewart      26,354,337        235,388
          Gerald Weissmann       26,338,092        242,633
          Horst Witzel           26,356,545        224,180

          A proposal to approve The Liposome Company 1996 Equity Incentive Plan was approved by a vote of 10,223,375 affirmative votes and 7,052,098 negative votes, with 209,058 shares abstaining and 9,096,194 broker non-votes.

          An amendment to increase the number of shares of Common Stock authorized for issuance under the 1991 Directors' Nonqualified Stock Option Plan to 550,000 and to increase each participant's annual option award to 10,000 shares was approved by a vote of 15,772,188 affirmative votes and 1,502,097 negative votes, with 210,246 shares abstaining and 9,096,194 broker non-votes.

          The appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1996 was ratified by a vote of 26,357,518 affirmative votes and 166,766 negative votes, with 56,441 shares abstaining.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


PART II -      OTHER INFORMATION (Continued)

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

10-16.1991 Directors Non-Qualified Stock Option Plan, as amended November
      16, 1995 and March 7, 1996 and approved by the shareholders on May 9, 1996.

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


DATE: _________, 1996

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


DATE: ________, 1996

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


























                                  Page 16 of 16