Form 10-Q
period 1996-09-29
LIPOSOME CO INC
filed 1996-11-13
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period ended September 29, 1996 Commission file number 0-
14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               November 6, 1996

   Common Stock, $.01 par value                      36,005,570







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        September 29, 1996 and December 31, 1995                3

        Consolidated Statements of Operations
        for the Three Month and Nine Month Periods Ending
        September 29, 1996 and September 30, 1995...........
4

        Consolidated Statements of Cash Flows
        for the Nine Month Periods Ending
        September 29, 1996 and September 30, 1995............
5

        Notes to Consolidated Financial Statements            6,7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8-14

Part II.                            OTHER INFORMATION            15

Signatures                                                       16




                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET is a registered trademark of The Liposome Company, Inc.













                                  Page 2 of 16



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                      ASSETS
Current assets:                                    9/29/96      12/31/95
    Cash and cash equivalents                         $  2,925      $  3,937
    Short-term investments                              33,378       50,451
    Accounts receivable, net                             7,183        6,799
    Inventories                                          7,090        3,543
    Prepaid expenses                                       462          333
    Other current assets                                    99           46
           Total current assets                         51,137       65,109

Long-term investments                                6,303       11,303
Plant and equipment, net                            27,723       22,400
Restricted cash                                      6,642        6,642
Other assets, net                                       429         472
       Total assets                               $  92,234    $105,926

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  1,043     $  1,839
   Accrued expenses and other current liabilities    8,758        7,002
   Current obligations under capital lease           1,534        1,509
   Current obligations under note payable              303          303
   Preferred Stock dividends payable                      2       1,337
       Total current liabilities                    11,640       11,990

Long-term obligation under capital lease             1,463        2,616
Long term obligation under note payable               1,261       1,488
       Total liabilities                             14,364      16,094

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Preferred Stock, par value $.0l;
     2,400,000 authorized; 117,504 shares of
     Series A Cumulative Convertible Exchangeable
     Preferred Stock outstanding on September 29, 1996,
     and 275,700 shares outstanding on December 31,
     1995 (liquidation preference of $29,376 at 9/29/96)              1    3
  Common Stock, par value $.0l;
     60,000,000 shares authorized;
     33,709,464 and 29,950,031 shares issued
     and outstanding                                   333          299
Additional paid in capital                         237,295      234,545
Net unrealized investment loss                       (652)        (543)
Foreign currency translation adjustment               (14)           48
Accumulated deficit                                (159,093)  (144,520)
       Total stockholders' equity                    77,870      89,832

       Total liabilities and stockholders' equity $  92,234    $105,926

                             See accompanying notes
                                  Page 3 of 16





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share figures)
                                   (Unaudited)


                                     Three Months Ended   Nine Months Ended
                                     9/29/96  9/30/95    9/29/96 9/30/95

Product sales                      $ 13,799 $    850   $ 36,369$  1,693

Collaborative research,
development revenues and other...........        610      1,527   2,502    5,240

Interest and investment income, net              501      1,119    2,850
2,133

      Total revenues.................         14,910      3,496   41,721
9,066

Cost of goods sold                    4,347      396     11,611     736

Research and development expenses.....         8,955      7,590  24,190
25,844

Selling, general and administrative
expenses...                           6,905    4,168     20,318  10,147

Interest expense......................            55         69      175
226

      Total expenses.................         20,262     12,223   56,294
36,953

Net Loss                             (5,352)  (8,727)   (14,573) (27,887)

Preferred Stock dividends                (2)  (1,337)   (1,235)  (4,011)

Net loss applicable to Common Stock          $(5,354) $(10,064)$(15,808)
$(31,898)

Net loss per share applicable to
  Common Stock........................       $  (.16) $   (.35)$   (.49)   $
(1.20)

Weighted average number of common
  shares outstanding..................        33,671     28,959  32,452
26,472















                             See accompanying notes
                                  Page 4 of 16




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                     9/29/96     9/30/95
Cash flows from operating activities:

  Net loss                                         $(14,573)   $(27,887)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                    2,765       2,498
     Other                                              565         152
     Changes in assets and liabilities
       Accounts receivable                             (384)     (1,742)
       Inventory                                     (3,547)     (2,210)
       Prepaid expenses                                (129)        (79)
       Other current assets                             (53)         17
       Accounts payable                                (796)      1,206
       Accrued expenses and other current liabilities             1,939
1,121
       Unearned contract income and other fees          (183)     1,734

     Net cash used by operating activities          (14,396)    (25,190)

Cash flows from investing activities:

  Purchases of short and long-term investments      (26,760)    (52,428)
  Sales of short and long-term investments...        48,724      44,228
  Purchases of property, plant and equipment          (8,045)    (4,279)

     Net cash provided/(used) by investing activities            13,919
(12,479)

Cash flows from financing activities:

  Net proceeds from the issuance of Common Stock        29       43,192
  Net payments from conversion of Preferred Stock      (466)         --
  Proceeds from the exercise of stock options         3,890       3,135
  Principal payments under note payable                (227)       (227)
  Principal payments under capital lease obligations             (1,128)
(1,105)
  Preferred Stock dividend payments                  (2,571)     (4,011)

     Net cash (used)/provided by financing activities             (473)
40,984

Effects of exchange rate changes on cash                (62)          5

Net (decrease)/increase in cash and cash equivalents            (1,012)
3,320

Cash and cash equivalents at beginning of the period              3,937
2,369

Cash and cash equivalents at end of the period     $  2,925    $  5,689





                             See accompanying notes
                                  Page 5 of 16




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at September 29, 1996, and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that The Liposome Company, Inc.'s (the "Company") management believes to be necessary for the fair presentation of results for the periods presented. The December 31, 1995 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements. Beginning in 1996 the Company changed its financial reporting year to a fiscal year consisting of fifty-two weeks, with four thirteen week quarters.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. The weighted average shares outstanding increased to 33,671,000 shares from 28,959,000 for the three months ended September 29, 1996 and September 30, 1995, respectively. For the nine months ended September 29, 1996 and the comparable prior year period, weighted average shares increased to 32,452,000 from 26,472,000. The increases are due primarily to the issuance of stock in connection with certain equity offerings, the conversion of Preferred Stock and the exercise of stock options. Unexercised stock options (Common Stock equivalents) and the conversion of outstanding Preferred Stock to Common Stock are not included in the calculation since their inclusion would be anti-dilutive. The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $.04 and $.15 per common share for the nine months ended September 29, 1996 and September 30, 1995, respectively.

  3.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:

                        September 29,    December 31,
                            1996            1995
      Finished Goods       $3,351,000    $2,273,000
      Work in process       1,604,000       139,000
      Raw materials         1,774,000     1,002,000
      Supplies                361,000       129,000
                           $7,090,000    $3,543,000

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)


  4.Stockholders' Equity

     Preferred Stock:

     During 1996, the Company called for redemption all of the outstanding shares of its Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"). The redemption period for the first 50% of the outstanding shares of Preferred Stock ended on March 25, 1996, and the redemption period for the remaining Preferred Stock ended on October 14, 1996. Virtually all of the Preferred Stock called for redemption was converted into Common Stock. (Conversions through September 29, 1996, amounted to 158,196 shares of Preferred Stock represented by 1,581,960 depositary shares.) Combined net issuance costs including financial advisory, professional, registration and filing fees of $466,000 incurred in connection with these calls were charged to equity.

     Preferred Stock Dividend Payable:

     Due to the call for redemption of the Preferred Stock effective October 14, 1996, only holders of depositary shares who did not submit their shares for conversion received a prorated dividend of $0.5597 per depositary share, which was paid together with the redemption price of the depository shares on October 14, 1996. Approximately $2,000 was paid in dividends to holders of redeemed depositary shares.

  5.Supplemental Disclosure of Cash Flow Information

                                              Nine Months Ended:
                                            9/29/96   9/30/95

    Cash paid during the year for interest  $175,000  $223,000

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and The Liposome Company, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials, (ii) future marketing approvals, (iii) the expansion of sales efforts, (iv) possible new licensing agreements, (v) the completion date and total cost of the Indianapolis manufacturing facility, (vi) the anticipated outcome or financial impact of litigation, (vii) future product revenues, and (viii) the future uses of capital and financial needs of the Company. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the Company is experiencing a rapid period of growth, and it is uncertain as to whether the rate of growth can be maintained; (b) the Company has recently commenced commercialization of ABELCET, and the ultimate rate of sales of ABELCET is uncertain; (c) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (d) competitors of the Company have developed and are developing products that are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (e) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes export license requirements and foreign regulations;
(f) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; (g) the outcome of litigation cannot be predicted with certainty; (h) the progress of commercialization of certain of the Company's products may be affected by the decisions of the Company's corporate sponsors as to the timing and funding of commercialization; and (i) the Company must substantially increase its manufacturing, marketing, distribution and sales capabilities, and its is not certain that the Company will be able to do so in a timely manner or that it will have the funds necessary to do so.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

The Company is a leading biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals for the treatment of inadequately treated, life-threatening illnesses. ABELCET (amphotericin B lipid complex injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, United Kingdom, Spain, Portugal, Greece, Cyprus, Sweden, Finland, Luxembourg, Ireland and Iceland and is the subject of marketing application filings in several other countries. The Company recently received FDA approval to expand ABELCET labeling for additional product indications. In addition to ABELCET, the Company's other lead products are TLC C-53 and TLC D-99. TLC C-53, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being enrolled into a pivotal Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials in the U.S. and a third Phase III study in Europe. The Company recently initiated the development of ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

Revenues

     - Three Months Ended September 29:

Total revenues of the Company for the quarter ended September 29, 1996 were $14,910,000 compared to $3,496,000 for the same period during 1995. The change in total revenue represents an increase of $11,414,000 or 326%. This net increase is primarily due to product sales growth of $12,949,000 versus the comparable prior year period. The major component of the product sales increase is a result of the 1995 fourth quarter launch of ABELCET in the U.S. Since the launch, domestic product sales have grown considerably in every succeeding quarter due to the continued U.S. market penetration. Net U.S. product sales of ABELCET in the third quarter 1996 totaled approximately $12,000,000, a growth rate of 18.6% versus the second quarter 1996.
Partially offsetting the gain in product sales was a reduction in collaborative research and development and interest and investment income revenues.

Collaborative research and development revenues were $610,000 for the third quarter of 1996, $917,000 or 60% lower than the comparable prior year period. Pursuant to the Company's agreement with its collaborative development partner, Pfizer Inc. ("Pfizer"), development effort for the commercialization of TLC D-99, particularly the conduct of three Phase III clinical studies, is shifting to Pfizer. The lower revenues from Pfizer recorded in the 1996 quarter reflects the shift in spending from the Company to Pfizer.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)
Interest and investment income for the quarters ended September 29, 1996 and September 30, 1995 were $501,000 and $1,119,000, respectively. This change represents a decrease of $618,000 or 55% from 1995. Interest income decreased primarily due to lower average cash and investment balances in the Company's investment portfolio.

     - Nine months Ended September 29:

Total revenues for the nine months ended September 29, 1996 were $41,721,000, an increase of $32,655,000 or 360% compared with the nine months ended September 30, 1995. The majority of the growth of $34,676,000 is attributable to the launch of ABELCET in the U.S. in late 1995, and international approvals for ABELCET in Europe. Partially offsetting the sales increase is a reduction of collaborative research and development revenues due to the shift of the TLC D-99 spending from the Company to Pfizer and the absence of payments from Schering AG, a former collaborative partner, in 1996.

Net sales of the Company's product ABELCET were $36,369,000 for the first nine months of 1996. Net sales of ABELCET in the United States totaled approximately $30,654,000 and the balance of product sales were made to international customers. Product sales in 1995 and 1996 were solely attributable to ABELCET. The Company has received approval to market ABELCET in the United States and in several European countries. In addition, sales are realized on a named patient basis in certain other countries where broad based approval has not yet been received.

Collaborative research and development revenues of $2,502,000 for the nine months ended September 29, 1996 decreased $2,738,000 or 52% compared to the nine month period ended September 30, 1995. The Company earned its collaborative research and development revenues from Pfizer during the first nine months of 1996. The Company and Pfizer are developing TLC D-99, liposomal doxorubicin, primarily as a treatment for metastatic breast cancer. Revenues from Pfizer declined in the 1996 period due to the progression of TLC D-99 into Phase III clinical studies that are being conducted by Pfizer. Most clinical trial activity and management is now being carried out and paid for by Pfizer and is not reflected in the Company's financial statements. In addition, in the first nine months of 1995, the Company earned revenues from Schering AG (a former collaborative partner) of $728,000 pursuant to a development agreement for a diagnostic imaging agent. This agreement is no longer in force and all rights to the agent have been returned to the Company.

Interest and investment income for the nine months ended September 29, 1996 was $2,850,000 compared to $2,133,000 for the same period last year. This increase of 34% is due primarily to realized losses on the sale of certain investments in the first quarter 1995.

The Company anticipates continued growth in product sales as greater market penetration is achieved and as additional international approvals are received. Revenues are also impacted by the level of cost reimbursement under research collaboration agreements and the level of cash balances available for investment and the rate of interest earned.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Expenses

     - Three Months Ended September 29:

The components of total expenses for the three months ended September 29, 1996 were cost of goods sold, research and development, selling, general and administrative and interest expense.

Cost of goods sold was $4,347,000 or $3,951,000 higher than the same period last year. The change is due to the U.S. launch of ABELCET in November 1995 and continued international sales growth. The cost of the increased volume was partially offset by production efficiencies, resulting in improvements of gross margins from 53.4% for the 1995 period to 68.5% for the comparable 1996 period.

Research and development expense was $8,955,000 for the quarter ended September 29, 1996, 18% higher than the comparable prior year period. Expenses increased due to the pre-production costs associated with the Indianapolis manufacturing facility and the higher research and development activities related to TLC C-53.

Selling, general and administrative expenses for the third quarter 1996 were $6,905,000, a $2,737,000 increase versus the prior year period. This is primarily due to U.S. sales and marketing activities for ABELCET. The U.S. approval of ABELCET in late 1995 required the establishment of a sales force and marketing structure to market the product in the U.S. In addition, the increase in international sales and marketing costs contributed to the overall growth in this category.

As a result of the factors discussed above, total expenses for the three months ended September 29, 1996 were $20,262,000, an increase of $8,039,000 over the same prior year period.

     - Nine Months Ended September 29:

The components of total expenses for the nine months ended September 29, 1996 were cost of goods sold, research and development, selling, general and administrative and interest expense.

Cost of goods sold was $11,611,000 versus $736,000 from the same period in the prior year due to ABELCET sales in the U.S. and increased sales internationally. Gross margins on sales of ABELCET improved from 56.5% for the 1995 period to 68.1% for the comparable 1996 period reflecting efficiencies realized from the greater production volume of the product.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Research and development expenses were $24,190,000 for the nine months ended September 29, 1996, compared to $25,844,000 for the same prior year period. The major components of this category are research, development, clinical and regulatory activities. The reduction is primarily due to the transfer of product costs from clinical manufacturing to cost of goods sold. Also contributing to the reduction is the fact that Pfizer is now conducting clinical studies for TLC D-99 as the product progressed to Phase III trials. Partially offsetting the overall reduction were increases in clinical and development activities with respect to TLC C-53 as this product entered Phase III clinical studies and pre-production costs associated with the Indianapolis manufacturing facility.

Selling, general and administrative expenses for the first nine months of 1996 were $20,318,000, an increase of $10,171,000 or 100% over the same period a year ago. The primary reason for the increase is the establishment of a U.S. sales and marketing organization to launch and market ABELCET following the November 1995 approval. Increases in international sales and marketing costs also contributed to the overall growth in this category.

As a result of the factors discussed above, total expenses for the nine months ended September 29, 1996 were $56,294,000, an increase of $19,341,000 over the same prior year period.

The Company expects that expenses in all areas will increase, particularly in selling, general and administrative expenses, as the Company receives additional marketing approvals in Europe and continues to expand its sales and marketing efforts in the United States for ABELCET. The Company is in the process of doubling its U.S. sales force to approximately 40 representatives.

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

The net loss for the third quarter of $5,352,000 was an improvement of $3,375,000 from the same prior year period. After the Preferred Stock dividends of $2,000 and $1,337,000, the net loss applicable to Common Stock was $5,354,000 or $0.16 per share and $10,064,000 or $0.35 per share for the third quarters 1996 and 1995, respectively. Preferred Stock dividends were reduced to approximately $2,000 due to the conversion of Preferred Stock into Common Stock.

The net loss for the nine months ended September 29, 1996 was $14,573,000, an improvement of 48% or $13,314,000 from the same period a year ago. After Preferred Stock dividends of $1,235,000 and $4,011,000, the net loss applicable to Common Stock was $15,808,000 or $.49 per share and $31,898,000 or $1.20 per share for the nine months ended September 29, 1996 and September 30, 1995, respectively. The improvement in net loss applicable to Common Stock, is partially due to the completion of the Preferred Stock redemption. Preferred Stock dividends have now been eliminated due to the calls for redemption in March and October of the remaining shares of outstanding Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"). Virtually all of the Preferred Stock called was converted into Common Stock, with dividends for the third quarter totaling approximately $2,000 being paid only on those shares that were not submitted for conversion.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had $49,248,000 in cash and marketable securities reserves as of September 29, 1996. Included in these reserves were cash and cash equivalents of $2,925,000, short term investments of $33,378,000, long term investments in marketable securities of $6,303,000 and restricted cash of $6,642,000. The Company invests its excess cash in a diversified portfolio of high-grade marketable and United States Government-backed securities.

The cash and marketable securities reserves decreased $23,085,000 from December 31, 1995 to September 29, 1996 due to the use of funds for operations, capital expenditures (primarily the retrofit of the Company's Indianapolis manufacturing facility to make larger and less costly quantities of ABELCET), working capital requirements and Preferred Stock dividend payments. The Company expects to spend a total of approximately $13,000,000 for the Indianapolis project, with completion expected in late 1996. Through September 29, 1996 the Company has spent approximately $12,500,000 of that amount on this project. The Company's uses of cash during the first nine months of 1996 were partially offset by the receipt of $3,890,000 from the exercise of stock options.

The Company has an outstanding mortgage on a facility and has financed equipment through a capital lease. In connection with these financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $20,000,000. The market value of certain securities in the Company's investment portfolio at September 29, 1996 is below their acquisition cost; the cumulative effect of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, was a net unrealized loss of $652,000. This unrealized loss is recorded as a reduction of shareholders' equity.

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

On March 25, 1996, the Company completed the call of the first 50% of the Series A 7.75% Cumulative Convertible Exchangeable Preferred Stock, with the remainder being called on October 14, 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock. Dividends for the third quarter were paid only on those shares submitted for redemption, totaling $2,000. Combined net issuance costs including financial advisory, professional, registration and filing fees of $466,000 were incurred in connection with both calls and were charged to equity. The Company's annual Preferred Stock dividend, which was $5,300,000 for 1995, has now been eliminated.

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

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

PART II -      OTHER INFORMATION

ITEM 1. See reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 for a description of legal proceedings reported during the current fiscal year.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

      None.

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


DATE: November 12, 1996

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


DATE: November 12, 1996

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