Form 10-K
period 1996-12-29
LIPOSOME CO INC
filed 1997-03-27
CIK 786557

19



                  S E C U R I T I E S   A N D   E X C H A N G E
                               C O M M I S S I O N

                            Washington, D. C.  20549

                                 F O R M   1 0 K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 29, l996
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was approximately $724,380,155 based upon the last reported sales price of the registrant's Common Stock on the Nasdaq National Market.

At February 28, 1997 there were 36,171,290 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                      Form l0-K Part

     Proxy Statement for l997 Annual Meeting   Part III



                           THE LIPOSOME COMPANY, INC.
                         1996 ANNUAL REPORT - FORM 10-K


TABLE OF CONTENTS

ITEM NO.                                                    PAGE

Part I                                                        4

  1. Business                                                 4
      Overview/Business Strategy                              4
      Product Development                                     6
      Manufacturing                                          12
      Marketing Strategy                                     12
      Credit and Working Capital Practices                   13
      Human Resources                                        13
      Patents and Proprietary Technology                     13
      Governmental Regulation                                15
      Competition                                            16
      Executive Officers                                     17
  2. Properties                                              20
  3. Legal Proceedings                                       20
  4. Submission of Matters to a Vote of Security Holders     20


Part II                                                      21

  5. Market for Registrant's Common Equity and Related
      Stockholder Matters                                    21
  6. Selected Financial Data                                 22
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    23
  8. Financial Statements and Supplementary Data             30
  9. Disagreements on Accounting and Financial Disclosures   30

Part III                                                     31

 10. Directors and Executive Officers of the Registrant      31
 11. Executive Compensation                                  31
 12. Security Ownership of Certain Beneficial Owners
      and Management                                         31
 13. Certain Relationships and Related Transactions          31


Part IV                                                      32

 14. Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                               32


PART I

Item l.  Business

This report contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of The Liposome Company, Inc., and actual events or results may differ materially. These statements concern, among other things, future sales growth and market potential of ABELCET(R), future marketing approvals of ABELCET(R), completion of the VENTUSTM Phase III trial, the market potential of this product, completion of the development and commercialization of TLC D-99, the development of ELL-12, the potential of the Company's other early-stage research programs, and the future progress and profitability of the Company. While these statements reflect the Company's best current judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors, including those discussed in the text, financial statements and their accompanying footnotes, the risk factors identified in the Registration Statement on Form S-3 that the Company filed with the Securities & Exchange Commission on February 23, 1996, and other risk factors detailed from time to time in the Company's filings with the SEC.

OVERVIEW/BUSINESS STRATEGY

  The Liposome Company, Inc. ("Company") is a leading biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals for the treatment of inadequately treated, life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, Italy, France, United Kingdom, Ireland, Spain, Portugal, Austria, Greece, Denmark, Finland, Sweden, Luxembourg, Iceland and Cyprus and is the subject of marketing application filings in several other countries. In October 1996, the U.S. FDA cleared for marketing an expanded indication for ABELCET for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. For 1996, all product sales were derived from ABELCET.

  The Company's products in late stage development are VENTUSTM and TLC D-99. VENTUSTM, liposomal prostaglandin E1 (the trademark for TLC C-53), is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being accrued into a pivotal U.S. Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with Pfizer Inc. ("Pfizer") primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials in the U.S. and a third Phase III study in Europe. The Company recently initiated the preclinical development of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers. The Company also has a continuing discovery research program concentrating primarily on the treatment of cancer and inflammatory conditions.

  The Company's marketed product and products in development are based on its knowledge and understanding of lipids, the substances that comprise the membrane of all living cells. The products developed by the Company with this technology include drug delivery vehicles and novel pharmaceuticals utilizing modulated cell signaling and bio-active lipids.

  The Company's mission is to discover, develop, manufacture and market pharmaceutical products emanating from its technical core that have application as treatments for life threatening conditions such as cancer, infectious disease and diseases of inflammatory origin. To supplement and expand its internal discovery capabilities, the Company may in-license pharmaceutical compounds for further development, manufacturing and marketing.





PRODUCT DEVELOPMENT
The following table summarizes the principal product development activities of the Company:

PRODUCT/PROGRAM      USE         STATUS(1)                    MARKETING RIGHTS
ANTI-INFECTIVE AND CANCER
ABELCET
              United States
              Systemic fungal infections in Marketing and sales The Company patients refractory to, or intolerant of, amphotericin B.

              International
              Systemic fungal infections (first and
              second-line indications)
                     Approved/marketed in: France,        The Company (Spain,
                     Italy, United Kingdom, Spain and     Portugal - market and
                     other countries.  Other marketing    distribute with
                                                          approvals pending.
                                                        Laboratorios Esteve, SA)


TLC D-99    Metastatic breast cancer        Phase III ongoing    Pfizer (2)

                                                 Preclinical       The Company
TLC ELL-12      Prostate and non-small cell      toxicology studies
                lung cancer

Research Program       Various cancer     Research                The Company

INFLAMMATION AND
CARDIOPULMONARY
VENTUSTM
   ARDS (acute respiratory distress       Phase III ongoing       The Company
    syndrome)

   Acute myocardial infarction (heart     Phase II ongoing        The Company
   attack)

Research Programs     Diseases of inflammatory    Research       The Company
                      origin


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


TECHNOLOGY

  The Company's products are based on its proprietary technology that employs liposomes or lipid complexes as either a vehicle to deliver an active therapeutic ingredient or as a component of a drug. A lipid complex is an organized assembly of phospholipids whereby an active pharmaceutical is interspersed and tightly bound to adjoining lipid molecules. Liposomes are microscopic man-made spheres composed of lipids that can be engineered to entrap drugs or other biologically active molecules. In many cases, lipid complexed and liposomal pharmaceuticals can provide better efficacy and less toxicity than might otherwise result from alternative therapies. Lipid technology is extremely broad and offers numbers of opportunities for the development of new therapeutics. Recent advances in the understanding of the biological roles of lipids suggest that, in addition to forming a protective barrier enabling cells to live, they also serve other purposes, such as communicating information that originates in the external environment to the internal chemistry of the cell. Based on these discoveries, scientists at The Liposome Company believe that lipids or lipid derivatives are likely to play a pivotal role in modulating cellular chemistry and hence cell function. The research now underway at the Company is based on these new understandings of lipids and their role in modulating the chemistry of cells. This role has profound pharmacological implications, i.e., that lipids themselves can be biologically active and therapeutically useful. The Company's products currently marketed or in development will be administered through intravenous injection.

PRODUCTS FOR INFECTIOUS DISEASES AND CANCER

  ABELCET (Amphotericin B Lipid Complex Injection)

  ABELCET (Amphotericin B Lipid Complex Injection) has been developed for the treatment of systemic fungal infections such as aspergillosis, candidiasis and cryptococcal meningitis occurring primarily in immunocompromised patients such as cancer chemotherapy patients, organ and bone marrow transplant recipients and people with AIDS.

  ABELCET has been approved for marketing for certain therapeutic applications and is being sold in the United States, France, Italy, the United Kingdom and Spain and certain other countries. Marketing applications are in various stages of review in several additional countries.

  Systemic fungal infections are a major threat to those patients whose immune systems are compromised, such as cancer chemotherapy patients, organ and bone marrow transplant recipients and patients with AIDS. The three major types of these infections are candidiasis, aspergillosis and cryptococcosis. The Company is marketing ABELCET in the United States for the treatment of these and other infections in patients who have failed on or who are intolerant of conventional amphotericin B. In France and certain other countries ABELCET is marketed as a second line treatment for severe systemic fungal infections. In Italy, Spain, the United Kingdom and other countries, ABELCET has also been approved as a primary (first-line) therapy for certain fungal infections.

  Amphotericin B is a broad spectrum polyene antifungal agent, which has been marketed for many years as a treatment for many systemic fungal infections, including candidiasis, aspergillosis, cryptococcosis and other yeast or mold infections. However, the utility of amphotericin B has been limited by its propensity to cause serious side effects, particularly to the kidneys. ABELCET, which consists of amphotericin B in a lipid complex, is designed to reduce the risk of toxicities associated with amphotericin B while maintaining at least equivalent efficacy.

  In May 1995, the Company filed an NDA for ABELCET with the FDA. Following a priority review, the product was cleared for marketing in November 1995 for the treatment of aspergillosis in patients who have failed on, or who are intolerant of, amphotericin B. The Company commenced shipments of ABELCET in the U.S. in December 1995. In October 1996, following a second priority review, the FDA cleared for marketing an expanded label for ABELCET to include the treatment of all fungal infections in patients who have failed on, or who are intolerant of, amphotericin B.

  In February 1995, the Company received its first approval to market ABELCET from the Medicines Control Agency of the United Kingdom. Luxembourg, Spain and Iceland also approved ABELCET during 1995. During 1996 and the beginning of 1997, the Company received approval to market ABELCET in France, Portugal, Greece, Cyprus, Sweden, Denmark, Finland, Ireland, Italy and Austria. The Company believes it may receive marketing approvals in additional countries during 1997 and in later years.

  The Company owns worldwide rights to manufacture and market ABELCET. In December 1995 the Company entered into a marketing and distribution agreement with Laboratorios Esteve SA ("Esteve") for the marketing of ABELCET in Spain and Portugal. Esteve is a leading marketer of pharmaceutical products in Spain and is headquartered in Barcelona, Spain. Under the agreement, Esteve shall promote and sell ABELCET and the Company is responsible for overall strategy and product management.

TLC D-99 (LIPOSOMAL DOXORUBICIN)

  The Company and Pfizer are jointly developing TLC D-99, liposomal doxorubicin, pursuant to an agreement entered into in 1990. The primary emphasis of the program has been to develop the drug as a first line treatment for metastatic breast cancer. TLC D-99 is currently being tested in two Phase III clinical studies in the United States and a third such study in Europe.

  Doxorubicin, one of the most widely-used chemotherapeutic drugs, is used in the treatment of many solid tumors, leukemias and lymphomas. However, doxorubicin, in addition to the acute toxicities typical of chemotherapeutic drugs, can cause irreversible cardiac damage which is often the cumulative dose-limiting factor for such anthracycline (anti-cancer) chemotherapeutic agents. The individual maximum dosage given to a patient is limited by these and other toxic side effects.

  Preclinical studies have indicated that, as compared to free doxorubicin, TLC D-99 has greatly reduced toxicity, including cardiotoxicity and mucositis. In a preclinical model, TLC D-99 was shown to deliver, at comparable doses, two to three times as much drug to the site of the tumor as compared to free doxorubicin. In addition, preclinical studies in standard tumor models comparing the use of TLC D-99 and free doxorubicin to treat leukemia and several solid tumors show a better tumor response and an increase in the survival period of the test animals receiving TLC D-99 as compared to free doxorubicin.

  At the American Society of Clinical Oncology conference in May 1995, researchers from the M.D. Anderson Cancer Center presented results of a third Phase II study of 41 metastatic breast cancer patients in which TLC D-99 was given in combination with cyclophosphamide, an anti-neoplastic agent, and 5-fluorouracil. The researchers reported that there was an overall response rate of 73% (30 patients). Of these, 28 patients demonstrated a partial response (defined to include a reduction in tumor size of 50% or more), and two patients demonstrated a complete response. The researchers concluded that the encapsulation of doxorubicin appears to permit higher cumulative doses than would be expected with conventional doxorubicin because of the diminished cardiotoxicity.

  In December 1994, two Phase III trials were commenced by Pfizer to test TLC D-99 as a first line treatment for patients with metastatic breast cancer. One trial compares TLC D-99 as a single agent to conventional doxorubicin alone, while the other compares a combination of TLC D-99 and cyclophosphamide to doxorubicin and cyclophosphamide. The objective of each study is to show that TLC D-99, alone or in combination with cyclophosphamide, is as effective as conventional doxorubicin alone or in combination with cyclophosphamide, but that TLC D-99 is significantly safer, particularly with regard to cardiotoxicity. Each trial is expected to be conducted at 40 to 50 sites and to involve approximately 288 patients.

  In November 1990, the Company entered into a development and license agreement for TLC D-99 with Pfizer. Pfizer is funding the development and clinical trials of the product. The Company received a payment upon signing the agreement with Pfizer and is entitled to be reimbursed quarterly in advance of expenditures, based on an agreed-upon annual budget, for virtually all of its costs to be incurred in connection with product development and clinical testing, to receive payments upon reaching certain milestones, and to receive royalty payments with respect to product sales. Pfizer has worldwide (except Japan) marketing rights for TLC D-99. At Pfizer's option, the Company may manufacture commercial supplies of TLC D-99. The agreement has no fixed term and is terminable at any time upon notice by Pfizer, in which event Pfizer would be responsible for reimbursement of the Company's expenses for up to a six-month period following termination and all rights to the product would return to the Company. The Company has all rights to market TLC D-99 in Japan.

TLC ELL-12 (LIPOSOMAL ETHER LIPID)

  The Company is developing TLC ELL-12, a new cancer therapeutic that may have applications for the treatment of many different cancers including prostate cancer and non small-cell lung carcinoma.

  In preclinical studies conducted by the Company's scientists, ELL-12, a liposomal ether lipid, has been shown to be active in tumor models of melanoma, lung cancer, leukemia and multiple drug resistant cell lines. Additionally, it has been shown to be active in a model of human prostate cancer. TLC ELL-12 is believed to employ a different mechanism of action than conventional anti-cancer agents; it does not interact directly with DNA and is not myelosuppressive. Thus, it may complement many standard chemotherapeutic agents.

  Ether lipids are called such because their chemical construction includes an ether bond. They have been shown to be active against human tumors but have toxic side effects at therapeutic doses that severely limit their use as a human therapeutic agent. TLC ELL-12 is a liposomal form of ether lipid. In animal models it has been shown to be significantly more potent than non-liposome encapsulated ether lipid and, at putative therapeutic doses, has not demonstrated any toxicities. Its mechanism of action is believed to involve the modulation of signal transduction processes without direct interaction with DNA. It may be for this reason that in animal studies TLC ELL-12 has been shown not to possess many of the toxicities, particularly myelosuppression, that are seen with many other cancer drugs.

  TLC ELL-12 is currently undergoing preclinical toxicology studies in preparation for human clinical studies.


PRODUCTS FOR INFLAMMATION AND CARDIOPULMONARY CONDITIONS

  VENTUSTM, LIPOSOMAL PROSTAGLANDIN E-1 (TRADEMARK FOR TLC C-53)

  The Company is developing VENTUSTM, liposomal prostaglandin E-1, for the treatment of a variety of severe acute inflammatory conditions and vaso-occlusive diseases.

  Anti-inflammatory Applications. Many disease conditions are believed to be the result of a complex cascade of events that follow the uncontrolled activation of certain cells in the body including neutrophils, platelets and endothelial cells. These cells, once activated, adhere to endothelial cells, thus in some instances leading to a pathological enhancement of the inflammatory response.

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

  ARDS stems from a variety of severe insults including trauma, burns, sepsis, aspiration and hyperoxia. In ARDS, white opacities are seen in the lung fields on radiological examination, reflecting the congestion of the lung air spaces with fluid that has leaked through capillaries that had been damaged by mediators of inflammation released by the activated neutrophils. Approximately forty percent of the patients in the United States annually afflicted with ARDS die because the lungs become so full of fluid that oxygen can no longer be transported with efficiency into the blood. There is currently no satisfactory specific therapy for ARDS and no drugs have been approved for its treatment.

  VENTUSTM appears to function as a novel "universal off-switch" that not only decreases neutrophil activation by IL-1, TNF, and other factors, but also may deactivate these cells even after they have been activated. By down-regulating neutrophils in this way, VENTUSTM is believed to reduce abnormal cellular adhesion which in turn prevents the release of the mediators of inflammation, such as oxygen free radicals (a chemically highly active form of oxygen) and lysosomal enzymes (enzymes normally contained within small cavities called "lysosomes" inside certain types of cells).

  In 1990, the Company commenced preclinical development of VENTUSTM, including efficacy tests with VENTUSTM in preclinical models of ARDS and Acute Myocardial Infarction ("AMI"), or heart attack. In two animal models of ARDS tested at The Webb-Waring Lung Institute, one of the leading ARDS research centers in the United States, it was shown that VENTUSTM could significantly prevent the leakage of fluid into the lung. In 1992, the Company filed an Investigational New Drug ("IND") application with the FDA and started Phase I safety trials in healthy volunteers in the United States and in Europe.

  During 1994, the Company conducted a Phase II trial of VENTUSTM as a treatment for ARDS. Results of the 25 patient randomized, placebo controlled trial were presented at the Society of Critical Care Medicine's 24th Educational and Scientific Symposium in February, 1995 and were published in the January 1996 issue of Critical Care Medicine. The investigators concluded that in patients with ARDS, VENTUSTM was associated with statistically significant improvement in oxygenation (the ability of the lungs to transmit oxygen into the bloodstream) increased lung compliance (an indirect measure of lung function), and decreased dependency of patients on mechanical ventilation. The investigators also concluded that VENTUSTM was well tolerated.

  Following discussions with the FDA, in October, 1995, the Company commenced a pivotal Phase III study of VENTUSTM as a treatment for ARDS. This is a randomized, double-blind, placebo-controlled study similar to the Phase II study. Lung function for patients entering the study must have deteriorated to the point that mechanical ventilation is required. The primary endpoint of the study will be a comparison of the time elapsed from the first administration of drug or placebo until patients are removed from mechanical ventilation. The Phase III study is expected to be conducted at 40 to 45 centers in the U.S. and will enroll approximately 350 patients. The Company expects the study to be completed in the first half of 1997, and results to be available in the third quarter of 1997.

  The Company has also commenced an additional study in Europe for VENTUSTM in ARDS. This multi-center study is being conducted to evaluate an alternative dosing regimen and to expand the safety profile of VENTUSTM.

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

  VENTUSTM, in addition to inhibiting neutrophils, is believed to inhibit platelet aggregation. Thus the drug may allow more patients with AMI to achieve complete patency (reopening of the coronary arteries) and a faster clot to lysis time following treatment with t-PA. VENTUSTM also holds the potential for reducing reperfusion injury and subsequent cardiac damage due to its proposed action on neutrophils.

  In November 1994, the Journal of the American College of Cardiology published results from preclinical studies of VENTUSTM conducted by Dr. Richard Smalling, Professor and Co-Director of the University of Texas Medical School's Division of Cardiology. In a canine model of heart attack, Dr. Smalling showed that treatment with VENTUSTM just prior to administration of the clot-dissolving agents streptokinase and heparin, resulted in faster reopening of the blocked blood vessels that caused the attack. Additionally, the arteries opened more fully, blood flow to heart tissue was improved, and there was less damage to the heart when VENTUSTM was given, compared with placebo.

  At year-end 1994, the Company started a Phase II randomized, placebo-controlled trial to evaluate VENTUSTM as an adjunct to t-PA in the treatment of heart attacks. In the trial, patients will receive either VENTUSTM or a placebo in addition to t-PA, heparin and aspirin. This study is ongoing.


RESEARCH PROGRAMS

  The Company is conducting research in the areas of cancer and inflammation and has an in vitro and in vivo screening facility, including cell lines and a mouse xenograft capability to support its cancer research. Its inflammation research is directed towards the discovery and development of new and improved anti-inflammatory agents.

RESEARCH COSTS

  During 1996, 1995 and 1994, the Company's research and development costs were approximately $29.4 million, $30.1 million and $31.7 million, respectively.

  There can be no assurance that any of the products described above or resulting from the Company's research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

MANUFACTURING

  The Company has constructed and validated a multiproduct manufacturing facility at its Princeton site. This facility has been designed to manufacture ABELCET, TLC D-99 and VENTUSTM and to accommodate manufacturing for future products using similar processes. The Company currently uses this facility to manufacture commercial supplies of ABELCET. This facility has been approved by the FDA for the manufacture of ABELCET for sale in the United States and by the Medicines Control Agency of the United Kingdom for the manufacture of ABELCET for sale in that country. This latter approval is also acceptable to regulatory authorities in other European Union ("EU") countries.

  In July 1992, the Company purchased a manufacturing facility in Indianapolis, Indiana, for the commercial production of the Company's products and has retrofitted a portion of this facility to manufacture ABELCET. The Company has filed an application with the FDA to approve the Indianapolis facility for the commercial sale of ABELCET. Approval by the FDA in the United States, or regulators in other countries in which sales are to be made, of the manufacture of products in the Indianapolis facility will be required prior to commercial sales of such products in jurisdictions subject to such regulatory authorities.

  The Company believes that its current facilities and staff are adequate for the manufacture of preclinical and clinical supplies of its products, and for the production of commercial quantities of ABELCET. However, if demand for ABELCET continues to increase and approval of the Indianapolis facility is delayed, the commercial demand for ABELCET could exceed the capacity of the Princeton manufacturing facility. There is no assurance that VENTUSTM, TLC D-99, or other developmental products can be successfully manufactured on a commercial scale at the Company's current facilities.

MARKETING STRATEGY

  The Company's strategy is to market its own products in the United States and internationally in those countries where such direct marketing is believed to be appropriate and cost effective. In the United States, the Company has hired and trained a sales force of forty experienced representatives to market ABELCET. Sales representatives are based in key cities throughout the U.S. and are solely dedicated to the sale of ABELCET to hospitals. The Company has and expects to enter into marketing and distribution arrangements in certain countries where the Company's efforts can be leveraged through strong local partners.

  The Company has established a European headquarters in London, England, with a sales force to market and sell ABELCET in the United Kingdom. The Company is in the process of building a sales force in France following the recent approval of ABELCET in that country. The Company has entered into a marketing and distribution agreement with Esteve for the sale of ABELCET in Spain and Portugal. Esteve is a leading marketer of pharmaceutical products headquartered in Barcelona, Spain.

CREDIT AND WORKING CAPITAL PRACTICES

  The Company's credit practices and related working capital needs are believed to be comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States.

  Customers may return defective or out of date merchandise for credit or replacement. Such returns have been insignificant.

HUMAN RESOURCES

  At December 29, 1996, the Company had 407 full-time employees, 41 of whom hold Ph.D. degrees and six of whom hold M.D. degrees or the foreign equivalent. Of these employees, 301 are engaged in research, development, clinical development and manufacturing activities, 43 in sales and marketing and 63 in administration.

  The Company considers its relations with its employees to be excellent. None of its employees is covered by a collective bargaining agreement. The Company attempts to offer competitive compensation and fringe benefits programs.

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company considers the protection of its proprietary technology rights to be important to its business. In addition to seeking United States patent protection for many of its inventions, the Company files patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of its foreign business. As of December 29, 1996, the Company had 59 United States patents as well as 434 foreign counterpart patents, and 61 United States patent applications and 734 foreign counterpart patent applications (including those filed in designated countries under patent treaties) pending. Patents issued and applied for cover inventions including new types of liposomes and their preparation, processes for the therapeutic application of liposomes, lipid purification, lipid based delivery systems and product compositions. The Company has acquired and licensed proprietary technology from universities, research organizations and other companies in return for payments and continuing royalty obligations. The Company has obtained patents in the United States for inventions which may be employed with respect to ABELCET, TLC D-99 and VENTUSTM and has patent applications pending in Europe and Japan for such inventions. The Company has been awarded patents and has patent applications pending for inventions which may be employed with respect to these and other products in various selected countries, as well.

     On April 1, 1996, a patent infringement action was filed against the Company by the University of Texas and the M.D. Anderson Cancer Center in the Federal District Court for the Southern District of Texas. The complaint alleges that the manufacture, use and sale of the Company's product ABELCET(R) infringes a patent assigned to the University of Texas. The complaint seeks damages in an unspecified amount and injunctive relief. The Company has filed a cross-complaint for inequitable conduct in procuring the patent in dispute.

     On July 2, 1996, the U.S. Patent and Trademark Office issued a certificate of re-examination on the Company's patent covering its liposome drying technology. The original patent, issued in 1989 covering "Dehydrated Liposomes," had been voluntarily submitted by the Company for re-examination. The patent is currently the subject of litigation between the Company and NeXstar Pharmaceuticals, Inc. in the Federal District Court for the District of Delaware. NeXstar's suit for declaratory judgment that the dehydrated liposomes patent is invalid and is not infringed by NeXstar's liposomal amphotericin B product was stayed during the pendency of the re-examination. After issuance of the re-examination certificate, the stay was lifted; NeXstar filed an amended complaint; and the Company filed a counterclaim against NeXstar and its U.S. marketing partner, Fujisawa Pharmaceuticals, for damages and an injunction based on infringement of the re-examined patent. NeXstar has recently filed a further amended complaint adding claims for antitrust violations and tortious interference with business relations. These claims have been stayed pending resolution of the patent issues.

     The Company has also initiated litigation against NeXstar and its affiliates and certain distributors in the United Kingdom, Germany and the Netherlands for infringement of the European counterparts of the Dehydrated Liposomes patent. Opposition proceedings regarding this patent as well as other patents issued to the Company are pending in the European Patent Office. Loss of some of these legal proceedings or oppositions could result in decreased patent protection for the Company's products.

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

COMPETITION

  Competition in the pharmaceutical field generally, and in the liposome and lipid-based pharmaceutical industries in particular, is intense and is based on such factors as product performance, safety, patient compliance, ease of use, price, physician acceptance, marketing, distribution and adaptability to various modes of administration. Technological competition may be based on the development of alternative products and approaches aimed at the treatment, diagnoses or prevention of the same diseases as the Company's products.

  Competition from other companies will be based on scientific and technological factors, the availability of patent protection, the ability to commercialize technological developments, the ability to obtain government approval for testing, manufacturing and marketing and the economic factors resulting from the use of those products, including their price. There are many companies, both public and private, including well-known pharmaceutical and chemical companies, many of which have greater capital resources than the Company, that are seeking to develop lipid and liposome based products as well as products based on other drug-delivery technologies for therapeutic applications.

  The Company is aware that other companies are developing and marketing lipid-based or liposomal amphotericin B products. One such company has been selling a liposomal amphotericin B in certain European countries, including the United Kingdom, since 1989. A licensee of this Company has filed an NDA in the U.S. for several indications, including certain first-line indications, in October 1996. Another received its first approval during 1994 to market its product, and its licensees are currently marketing such product in the United Kingdom and certain other countries. In November 1995 this competitor filed an NDA with the FDA for its version of a lipid based amphotericin B product and the FDA approved its application as a second line treatment for aspergillosis in November 1996 and the product is now marketed in the U.S. for that indication. Such competitor has filed for an expanded indication in the U.S.; an advisory committee of the FDA is expected to consider this application in 1997.

  The two competitors referred to in the proceeding paragraph are also developing liposomal anthracycline products for the treatment of Kaposi's Sarcoma and certain types of cancer. The FDA has granted accelerated approval to one competitor for its product for the treatment of Kaposi's Sarcoma where other agents have failed and has cleared for marketing the product of another competitor for the treatment of Kaposi's Sarcoma. No approvals have been granted by the FDA for these products as treatment for solid tumors.

  Other groups active in the field include colleges, universities, and public and private research institutions which are becoming more active in seeking patent protection. These institutions have also become increasingly competitive in recruiting personnel from a limited number of scientists and technicians.




EXECUTIVE OFFICERS

  Information with respect to the executive officers of the Company furnished by them as of February 15, 1997 is set forth below:

NAME                     AGE   POSITION
Charles A. Baker         64    Chairman of the Board, President,
Chief Executive Officer and Director

James A. Boyle, M.D., Ph.D.    60  Senior Vice President, Medical
                               and Regulatory Affairs

Brooks Boveroux          53    Vice President, Investor Relations

Ralph del Campo          45    Vice President, Manufacturing
                               Operations

Brian J. Geiger          53    Vice President, Chief Financial Officer

Carol J. Gillespie       51    Vice President, General Counsel and
Secretary

Andrew S. Janoff, Ph.D.  48    Vice President, Research

George G. Renton         45    Vice President, Human Resources

Spiro G. Rombotis        38    Vice President, International
                               Operations

Donald D. Yarson         43    Vice President, Sales and Marketing

  CHARLES A. BAKER was named Chairman of the Board, President and Chief Executive Officer of the Company in December 1989. Just prior to joining the Company he was a business development and licensing advisor to several small biotechnology companies. Mr. Baker previously served in several capacities in senior management at Squibb Corporation (now Bristol-Myers Squibb Company), including the positions of Group Vice President, Squibb Corporation and President, Squibb International. He also held various senior executive positions at Abbott Laboratories and Pfizer Inc Mr. Baker received an undergraduate degree from Swarthmore College and a J.D. degree from Columbia University. Mr. Baker also serves as a director of Regeneron Pharmaceuticals, Inc., a biotechnology Company. He is also a member of the Science Advisory Council of Rutgers University and a member of the Council of Visitors of the Marine Biology Laboratory, Woods Hole, Massachusetts, a not-for-profit research organization.

  JAMES A. BOYLE, M.D., Ph.D., joined the Company as Senior Vice President, Medical and Regulatory Affairs in August 1994. Prior to joining the Company, Dr. Boyle was employed by G.D. Searle and Co. from 1986 to 1994 where he held several positions including Vice President, Medical Relations and Vice President, Corporate Medical and Scientific Affairs. Previously, he held senior clinical research positions at Serono Laboratories, Warner Lambert and Pfizer. Dr. Boyle received his M.D. degree (U.K. equivalent) from Glasgow University in 1960 and his Ph.D. degree (U.K. equivalent) in Medicine in 1967. He is Board Certified (U.K. equivalent) in Internal Medicine and Endocrinology.



  BROOKS BOVEROUX joined the Company as Vice President, Finance, Chief Financial Officer and Treasurer in September, 1993 and became Vice President, Investor Relations in March 1996. Prior to joining the Company, Mr. Boveroux was Chief Financial Officer at Imclone Systems, Inc. (1992-1993) and Bio-Technology General Corp. (1990-1992). From 1986 to 1990, he was the Chief Financial Officer of Biogen, Inc. In addition, he has held a variety of management positions at Allied-Signal Inc., PepsiCo, Inc. and Citibank, N.A. Mr. Boveroux holds an A.B. degree from Hamilton College (1965) and an M.B.A. from the Wharton Graduate Division of the University of Pennsylvania (1967).

  RALPH DEL CAMPO joined the Company in March 1994 as Vice President, Manufacturing Operations. Between 1993 and 1994, he was Senior Vice President, Operations of Melville Biologics, a subsidiary of The New York Blood Center. His prior experience includes positions at Schering Plough Corporation and, from 1977 to 1993, Bristol-Myers Squibb where he had several positions of increasing responsibility including Senior Director, Pharmaceutical Operations and Vice President, Facilities Administration. Mr. del Campo received a B.S. degree in Chemical Engineering from Newark College and an MBA in Pharmaceutical Marketing from Fairleigh Dickinson University.

  BRIAN J. GEIGER joined the Company as Vice President and Chief Financial Officer in March 1996. Prior to joining the Company, he held several positions at Johnson & Johnson, most recently Vice President, Finance, Chief Financial Officer at Johnson & Johnson - Merck Consumer Pharmaceutical Company. From 1988 until 1993 he was Vice President, Finance Chief Financial Officer at Ortho Pharmaceutical Corporation and a member of the Board of Directors. He was Group Controller of McNeil Consumer Products Co. from 1987 to 1988. Mr. Geiger received an MBA, Finance at Seton Hall University and a B.A. in Economics from Rutgers University.

  CAROL J. GILLESPIE joined the Company as Vice President, General Counsel and Secretary in February 1995. From 1983 until joining the Company, she held several positions at Syntex Corporation, most recently as its Vice President, Secretary and Associate General Counsel. Prior to joining Syntex, she was associated with MSI Data Corporation, a data processing company, ITT Corporation and Gibson, Dunn & Crutcher, a Los Angeles law firm. Ms. Gillespie received an A.B. degree in Political Science from the University of California, Berkeley
(1967), a Master of International Affairs from Columbia University School of International Affairs (1969) and a J.D. degree from the University of California School of Law, Berkeley (1972).

  ANDREW S. JANOFF, Ph.D., joined the Company in 1981 and has been Vice President, Research since January 1993. He holds an adjunct Professorship, Anatomy and Cell Biology at Thomas Jefferson University and is a visiting Research Scholar in the Department of Physics at Princeton University. Dr. Janoff serves on the editorial board of The Journal of Liposome Research and on The Committee on Science and the Arts at the Franklin Institute, Philadelphia, Pennsylvania. Dr. Janoff is author of over one hundred (100) scientific articles, reviews and awarded US Patents. Prior to joining the Company, Dr. Janoff held joint appointments as Research Fellow in Pharmacology at Harvard Medical School and Research Fellow in Anesthesia at the Massachusetts General Hospital. Dr. Janoff holds a B.S. degree in biology from The American University, Washington, D.C. (1971) and M.S. and Ph.D. degrees in biophysics from Michigan State University (1977 and 1980, respectively).



  GEORGE G. RENTON joined the Company in August 1994 as Vice President, Human Resources. From 1985 until joining the Company, he was employed by the American Cyanamid Company in several positions, including Director, Personnel, Research and Development of the Lederle Laboratories Division. Earlier, he held several positions of increasing responsibility at New York University Medical Center, including Assistant Director Employee Relations. Mr. Renton was awarded a B.S. degree in Education from the State University of New York at Cortland (1975) and an M.S. degree in Industrial/Labor Relations from Cornell University and Baruch College (1985).

  SPIRO G. ROMBOTIS joined the Company as Vice President, International Operations in May 1993 and was appointed Vice President, International Operations & Business Development in September 1996. Since 1988, Mr. Rombotis held a variety of business and marketing positions at Bristol-Myers Squibb Company, most recently as Vice President of Operations, Pharmaceuticals, Central & Eastern Europe. From 1985 to 1988, he served as Marketing Manager, Europe at Centocor, Inc. Mr. Rombotis received a B.A. from Williams College in 1981 and an M.B.A. from Northwestern University in 1985.

  DONALD D. YARSON joined the Company as Vice President, Marketing and Sales in February 1995. From 1993 until 1995, he was President of TriGenix, Inc., a contract sales, marketing and reimbursement organization. He was Director of Marketing for Genzyme Corporation from 1991 to 1993, and before that he was with Genentech Inc. for over four years, serving most recently as Senior Product Manager for Protropin (human growth hormone). He has also held sales and marketing positions with Ciba Geigy. Mr. Yarson received a B.S. degree from Sacred Heart University in 1975.




Item 2.  Properties

  The Company leases space in all of one and a portion of two other facilities in Princeton, New Jersey and owns a manufacturing facility in Indianapolis, Indiana.

  The Company currently leases a building of approximately 50,000 square feet that houses scientific laboratories, manufacturing facilities and certain offices in the Princeton Forrestal Center located near Princeton, New Jersey. The lease, with an initial term of twelve years, commenced January 1, 1995, and embodies options to renew for up to an additional ten years. Lease payments for the year ended December 29, 1996 totaled approximately $568,000. Future lease payments are subject to certain contractual escalations. The Company also leases approximately 28,500 square feet of office space located in the Princeton Forrestal Center. The lease commenced March 1, 1993, with an initial lease term of ten years. Payments under this lease for the year ended December 29, 1996 totaled approximately $761,000. In January 1995, the Company entered into a three year lease for approximately 13,200 square feet of office/warehouse space near its corporate offices. The Company also leases office space in London, England and Paris, France.

  In July 1992, the Company purchased a pharmaceutical manufacturing facility of approximately 55,000 square feet located on 26 acres of land located in Indianapolis, Indiana. The Company has retrofit and equipped certain portions of the facility to manufacture ABELCET and has filed an application with the FDA to approve the facility for commercial manufacturing of ABELCET. See "Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations ---- Liquidity and Capital Resources."


Item 3.  Legal Proceedings

     The Company is involved in lawsuits, claims, investigations and proceedings, including patent, commercial, and environmental matters, which arise in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, cash flows, or results of operations. See the section "Business - Patents and Proprietary Technology" for information regarding intellectual property litigation in which the Company is currently involved.


Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  (a) Market Information

  The Company's Common Stock is traded on the Nasdaq National Market System under the symbol LIPO. The following table sets forth for the periods indicated the high and low sale price for the Common Stock:

                                           HIGH     LOW
    1996
       4th Quarter                      $22.750  $14.875
       3rd Quarter                       19.875   11.875
       2nd Quarter                       26.125   16.000
       1st Quarter                       25.125   16.250

                                           HIGH     LOW
    1995
       4th Quarter                      $21.750  $13.000
       3rd Quarter                       17.750   10.125
       2nd Quarter                       11.500    8.375
       1st Quarter                       13.375    7.875

  (b) Holders

  At December 29, 1996, there were approximately 1,401 stockholders of record of the Company's Common Stock.

  (c) Dividends

  The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The declaration and payment of Common Stock dividends, if any, is within the discretion of the Board of Directors and will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements, and general business conditions.


Item 6.  Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ending December 29, 1996. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere herein.

CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:                                  Year Ended
                             12/29/96  12/31/95  12/31/94 12/31/93  12/31/92
                                    (In thousands, except per share data)
Product sales                 $52,840   $ 6,164  $     -- $     -- $     --
Collaborative research and
  development and other revenues3,228    6,589     5,881    5,418    6,079
Interest, investment and
  other income                 3,864     2,964     4,559    7,624    4,810

  Total revenues              59,932    15,717    10,440   13,042   10,889

Cost of goods sold             16,559     2,304        --       --       --
Research and
  development expense         29,371    30,149    31,713   25,072   15,000
Selling, general and
  administrative expense      31,541    18,631    12,072   10,193    5,488
Interest expense                  339       294       308      254       76

  Total expenses              77,810    51,378    44,093   35,519   20,564

Net loss                     (17,878)  (35,661)  (33,653) (22,477)  (9,675)

Preferred Stock dividends     (1,235)   (5,348)   (5,348)  (5,348)       --

Net loss applicable to
  Common Stock             $(19,113) $(41,009) $(39,001)$(27,825)$ (9,675)

Net loss per share applicable
  to Common Stock            $  (0.57) $  (1.50) $  (1.64)$  (1.18)$   (.43)

Weighted average number of
  common shares outstanding   33,292    27,293   23,850   23,536       22,384

CONSOLIDATED BALANCE
SHEETS DATA:                                          Year Ended
                             12/29/96  12/31/95  12/31/94 12/31/93  12/31/92
                                              (In Thousands)
Cash and marketable securities(1) $47,180   $72,333 $ 72,157 $119,743  $76,399
Working capital                36,641    53,119    51,746  102,139   71,910
Total assets                   94,555   105,926    93,196  139,632   92,756
Total long-term liabilities     7,555     4,104     5,917    7,696    2,986
Accumulated deficit         (162,398) (144,520) (108,859) (75,206) (52,729)
Total stockholders' equity(2) $74,861   $89,832 $ 78,353 $122,347     $83,200

(1)Includes restricted cash of $6,930, $6,642 and $4,880 in 1996, 1995 and 1994, respectively. See Note 1 of Notes to Consolidated Financial Statements.
(2)In 1993, the Company adopted the provisions of Financial Accounting Standard 115 "Accounting for Certain Investments in Debt and Equity Securities." The effect of this adoption was to reduce total stockholders' equity by $481 in 1996; $543 in 1995 and $5,033 in 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


  This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and The Liposome Company, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials, (ii) future marketing approvals, (iii) the expansion of sales efforts, (iv) possible new licensing agreements, (v) the completion date and total cost of the Indianapolis manufacturing facility, (vi) the anticipated outcome or financial impact of litigation, (vii) future product revenues, and (viii) the future uses of capital and financial needs of the Company. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

  Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the Company is experiencing a rapid period of growth, and it is uncertain as to whether the rate of growth can be maintained; (b) the Company has recently commenced commercialization of ABELCET, and the ultimate rate of sales of ABELCET is uncertain; (c) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (d) competitors of the Company have developed and are developing products that compete with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (e) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (f) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; (g) the outcome of litigation cannot be predicted with certainty; (h) the progress of commercialization of certain of the Company's products may be affected by the decisions of the Company's corporate sponsor as to the timing and funding of commercialization; and (i) the Company must substantially increase its manufacturing, marketing, distribution and sales capabilities, and it is not certain that the Company will be able to do so in a timely manner or that it will have the funds necessary to do so.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview

  The Company is a leading biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals for the treatment of inadequately treated, life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, Italy, United Kingdom, France, Ireland, Spain, Portugal, Austria, Greece, Denmark, Finland, Sweden, Luxembourg, Iceland and Cyprus and is the subject of marketing application filings in several other countries. Recently, the U.S. Food and Drug Administration ("FDA") cleared for marketing an expanded indication for ABELCET for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. The Company's products in late-stage development are VENTUSTM and TLC D-99. VENTUSTM, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being accrued into a pivotal Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first-line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials in the U.S. and a third Phase III study in Europe. The Company recently initiated the preclinical development of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers. The Company also has a continuing discovery research program which concentrates primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

  Revenues

  Total revenues for the year ended December 29, 1996 were $59,932,000, an increase of $44,215,000 or 281% as compared to the year ended December 31, 1995. The primary components of revenues for the Company are product sales, which commenced in 1995, collaborative research and development revenue, and interest, investment and other income. Most of the 1996 growth in revenue is attributable to the product sales of ABELCET both in the U.S. and internationally, primarily in Europe. Partially offsetting the sales increase is a reduction of collaborative research and development revenues, due to the shift of TLC D-99 spending from the Company to its collaborative development partner, Pfizer Inc ("Pfizer") and the absence of payments from a former collaborative partner in 1996. Revenues in 1995 were $15,717,000, an increase of $5,277,000 or 50.5% compared to the 1994 level. The primary reason for the increase between 1994 and 1995 is due to the 1995 launch of ABELCET in the United States and the United Kingdom.

  Net product sales in 1996 of ABELCET were $52,840,000, approximately $44,784,000 of which occurred in the U.S. with the remainder from international activity. In 1995, domestic net product sales were $3,154,000 and international sales were $3,010,000. There were no product sales in 1994. Product sales in 1995 and 1996 were solely attributable to ABELCET.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 1995, the Company received clearance from the FDA to market ABELCET in the U.S. for the treatment of aspergillosis in patients who have failed on or who are intolerant of conventional amphotericin B. In October 1996, the Company received FDA clearance for expanded labeling of ABELCET as second-line therapy for all systemic fungal infections, including candidiasis (the most common invasive fungal infection), cryptococcal meningitis, zygomycosis, fusariosis and others.

  Internationally, the Company has been approved to market ABELCET in 14 countries. In addition, sales are realized on a named patient basis in certain countries where marketing approval has not yet been received. In the U.S. as well as the U.K., the Company markets ABELCET with its own sales force. In Spain and Portugal, the Company has a marketing/distribution relationship with a local pharmaceutical company. The Company will determine whether to market ABELCET directly or with a partner on a country-by-country basis as it receives future market approvals.

  Collaborative research and development revenues of $3,228,000 for the year ended December 29, 1996, decreased $3,361,000 or 51.0% compared to the prior year. The Company earned substantially all of its collaborative research and development revenues from Pfizer during 1996. The revenue decline during 1996 was due to the progression of TLC D-99 into Phase III clinical studies that are being conducted and directly funded by Pfizer. Most clinical trial activity and management is now being carried out and paid for by Pfizer and is not reflected in the Company's financial statements. During 1995, the Company also earned revenues from Schering AG (a former collaborative partner) of $753,000 pursuant to a development agreement for a diagnostic imaging agent. This agreement is no longer in force, and all rights to the agent have been returned to the Company. Collaborative research and development revenues were $6,589,000 for 1995, an increase of 12.0% over 1994. The Company earned collaborative research and development revenues from two corporate sponsors, Pfizer and Schering AG, in 1995 and 1994.

  Interest, investment and other income for the year ended December 29, 1996 was $3,864,000 compared to $2,964,000 for 1995. This increase of 30.4% is due primarily to a favorable foreign exchange rate gain recognized in 1996 combined with realized losses on the sale of certain investments in the first quarter of 1995. Interest, investment and other income in 1995 decreased by 35.0% from 1994, primarily due to the loss on sale of certain investments and the lower average level of cash balances the Company had for investment.

  The Company anticipates continued growth in product sales as greater market penetration is achieved and as additional international approvals are received and commercial sales activities commence. Revenues are also impacted by the level of cost reimbursement under research collaboration agreements, the level of cash balances available for investment and the rate of interest earned.

 Expenses

  The components of total expenses were cost of goods sold, research and development costs, selling, general and administrative expenses and interest expense. Cost of goods sold expenses were not incurred until the commencement of product sales during 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  Cost of goods sold in 1996 was $16,559,000 versus $2,304,000 from 1995 due to the manufacturing and distribution costs associated with the full year impact of ABELCET sales in the U.S., as well as increased international sales. Gross margins on sales of ABELCET improved from 62.6% for 1995 to 68.7% for 1996 reflecting efficiencies realized from the greater production volume of the product.

  Research and development expenses were $29,371,000 for the year ended December 29, 1996, compared to $30,149,000 for 1995 and $31,713,000 for 1994. The major components of this category are research, development, clinical and regulatory activities. The reduction from 1995 to 1996 is primarily due to the fact that Pfizer is now conducting clinical studies for TLC D-99. As in prior years, costs associated with the development of TLC D-99 were reimbursed by Pfizer. Partially offsetting the overall reduction were increases in clinical development activities relating to VENTUSTM, as this product progresses through Phase III clinical studies, and pre-production costs associated with the Indianapolis manufacturing facility. The 4.9% decrease in research and development expenses from 1994 to 1995 was attributable to the shift in certain manufacturing costs from research and development to cost of sales and product inventory. This decline was partially offset by increased spending for VENTUSTM as this product progressed into Phase III clinical trials during 1995.

  Selling, general and administrative expenses for 1996 were $31,541,000, an increase of $12,910,000 or 69.3% over the prior year. The primary reason for the increase was the establishment and full year impact of the U.S. sales and marketing organization and other associated marketing costs incurred to launch and market ABELCET. In late 1996, the Company doubled the size of the U.S. sales force to 40 representatives to further penetrate the market. International sales and marketing costs also contributed to the overall growth in this category. The Company has approvals in 14 countries internationally, and filings pending in several others. Also contributing to the increase in 1996 over 1995 were legal expenses associated with patent litigation. Selling, general and administrative expenses in 1995 were $18,631,000, an increase of $6,559,000 or 54.3% over 1994, primarily due to marketing expenses incurred in anticipation of the November 1995 approval of ABELCET and costs attributable to expanding the Company's international sales and marketing programs.

  Interest expense was $339,000, $294,000 and $308,000 for 1996, 1995 and 1994,
respectively. The largest components of cost were associated with the capital lease for the Princeton manufacturing equipment and facility and mortgage interest related to the Indianapolis manufacturing facility. The increase from 1995 to 1996 was due to costs related to financing agreements completed in late 1996 and early 1997. The Company entered into an agreement and received cash funding of $6,101,000 from a capital lease signed in December 1996, primarily for the Indianapolis, Indiana, manufacturing assets.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  As a result of the factors discussed above, total expenses for the year ended December 29, 1996 were $77,810,000, an increase of $26,432,000 or 51.4% over
1995. Total expenses for 1995 were $51,378,000, an increase of $7,285,000 or 16.5% over 1994.

  The Company expects that expenses in all areas will increase, particularly in selling, general and administrative expenses, as the Company receives additional marketing approvals in Europe and continues to expand its sales and marketing efforts in the United States for ABELCET, including the full year impact of doubling the U.S. sales force to approximately 40 representatives.

Preferred Stock Dividends

  In January 1993, the Company completed an offering of 2,760,000 Depositary Shares, each of which represented one-tenth of a share of Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") carrying a 7.75% dividend rate. Dividends of $5,348,000 were paid on the Preferred Stock in 1995 and 1994. The Company's dividend requirement in 1996 was reduced to $1,235,000 due to calls for redemption of the Preferred Stock.

  On March 25, 1996, the Company completed the call for redemption of 50% of the Preferred Stock, with the remainder being called on October 14, 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock. As a result of these conversions, the Company's annual Preferred Stock dividend requirements have now been eliminated.

  Net Loss, Net Loss Applicable to Common Stock and Net Loss Per Share of Common Stock

  The net loss of $17,878,000 for 1996 improved by $17,783,000 or 49.9% from 1995. The reduction in net loss was due to revenue growth of $44,215,000, partially offset by an increase in total expenses of $26,432,000. The net loss applicable to Common Stock was $19,113,000 in 1996 and $41,009,000 in 1995. The improvement was the result of the factors previously discussed, combined with the completion of the Preferred Stock redemption. The impact in 1996 versus 1995 of the elimination of Preferred Stock dividends was to reduce the net loss applicable to Common Stock by $4,113,000. The net loss per share in 1996 was $.57 versus $1.50 in 1995. The improvement is the result of the lower net loss applicable to Common Stock, partially offset by a greater number of common shares outstanding.

  The net loss of $35,661,000 for 1995 increased $2,008,000 or 6.0% compared to 1994. This increase in net loss was due to an increase in expenses of $7,285,000, partially offset by higher total revenues of $5,277,000. The net loss per common share improved $.14 per share in 1995 as compared to 1994 due to an increase in weighted shares of Common Stock outstanding pursuant to sales of Common Stock during 1995.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Liquidity and Capital Resources

  The Company had $47,180,000 in cash and marketable securities as of December 29, 1996. Included in these reserves were cash and cash equivalents of $1,841,000, short-term investments of $28,269,000, long term investments in marketable securities of $10,140,000 and restricted cash of $6,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade marketable and United States Government-backed securities. The market value of certain securities in the Company's investment portfolio at December 29, 1996 was below their acquisition cost. The cumulative effect of unrealized investment losses pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was $481,000. This unrealized loss was recorded as a reduction of shareholders' equity.

  Cash and marketable securities decreased $25,153,000 from December 31, 1995 to December 29, 1996, due to the use of funds for capital expenditures (primarily the retrofit of the Company's Indianapolis manufacturing facility to make larger and less costly quantities of ABELCET), operations (including increases in inventory to facilitate the transfer of manufacturing operations from Princeton to Indianapolis), other working capital requirements and Preferred Stock dividend payments. The Company has spent approximately $13,600,000 to retrofit the Indianapolis manufacturing facility, which was completed at the end of 1996. The Company's use of cash during 1996 was partially offset by the receipt of $6,101,000 from an equipment lease financing and $4,252,000 from the exercise of stock options.

  Cash used by operations of $20,613,000 was $16,407,000 less in 1996 than in 1995. This reduced use of cash was primarily due to the improvement in net loss versus 1995. A major component of cash used by operations during 1996 was related to the increase in inventory in connection with the transition of ABELCET manufacturing operations from Princeton to the Indianapolis facility.

  At December 29, 1996, the Company had approximately $147,000,000 of operating loss carryforwards and $3,500,000 of research and development credit carryforwards for U.S. Federal income tax purposes. These carryforwards expire in the years 1997 through 2011. The timing and manner in which these losses are used may be limited pursuant to Internal Revenue Service regulations under
Section 382, as a result of certain ownership changes that occurred.

  The Company has an outstanding mortgage on its Indianapolis facility. In addition, the Company entered into an agreement and received cash funding of $6,101,000 from a capital lease signed in December 1996, primarily for the Indianapolis manufacturing assets. In connection with these financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $25,000,000. In addition, the Company completed a working capital revolving credit line agreement in early 1997. There have been no advances against this line as of February 1997.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


  The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, payments under research and development agreements, interest earned on investments and the proceeds from maturity or sale of certain investments. Cash may also be provided to the Company by leasing arrangements for capital expenditures, financing of receivables and inventory under the new line of credit, the licensing of its products and technology and the sale of equity or debt securities. The Company believes that its product revenues and revenues from other sources, coupled with its available cash and marketable securities reserves, will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.


  In January 1993, the Company completed an offering of 2,760,000 Depositary Shares, each of which represented one-tenth of a share of Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") carrying a 7.75% dividend rate. On March 25, 1996, the Company completed the call for redemption of 50% of the Preferred Stock, with the remainder being called on October 14, 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock. Combined net issuance costs including financial advisory, professional, registration and filing fees of $544,000 were incurred in connection with both calls and were charged to equity. As a result of these conversions, the Company's annual Preferred Stock dividend requirements have now been eliminated.




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


Item 9.  Disagreements on Accounting and Financial Disclosure

   None.


PART III


Item l0.  Directors and Executive Officers of the Registrant

   Information required under this Item relating to executive officers of the Company is included in a separate item captioned "Executive Officers" contained in Part I of this report. Information required under this Item relating to the directors of the Company will be contained in the Company's Proxy Statement for the l997 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item ll.  Executive Compensation

   Information required under this Item will be contained in the Company's Proxy Statement for the l997 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l2.  Security Ownership of Certain Beneficial Owners and Management

   Information required under this Item will be contained in the Company's Proxy Statement for the l997 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l3.  Certain Relationships and Related Transactions

   Information required under this Item will be contained in the Company's Proxy Statement for the l997 Annual Meeting, the relevant portions of which are incorporated herein by reference.





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


Index to Financial Statements

                            (Item l4(a)1 and 14(a)2)

                                                             Page

Consolidated Financial Statements

Report of independent accountants                            34

Consolidated balance sheets at December 29, l996 and
  December 31, l995                                          35

Consolidated statements of operations for each of the
  three years in the period ended December 29, 1996          36

Consolidated statements of stockholders' equity for each
  of the three years in the period ended December 29, l996   37

Consolidated statements of cash flows for each of the
  three years in the period ended December 29, l996          38

Notes to consolidated financial statements                39-51

Report of independent accountants on financial statement schedule          52

Financial statement schedule                                 53






                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Liposome Company, Inc.:




     We have audited the consolidated balance sheets of The Liposome Company, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Liposome Company, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.







Princeton, New Jersey
February 3, 1997

                                                        Coopers & Lybrand L.L.P.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
Current assets:                                          12/29/9612/31/95
  Cash and cash equivalents                             $  1,841$  3,937
  Short-term investments                                  28,269  50,451
  Accounts receivable, net of allowance for doubtful
    accounts ($1,079 for 1996, $200 for 1995)              7,884   6,799
  Inventories                                              9,904   3,543
  Prepaid expenses                                           835     333
  Other current assets                                        47      46
    Total current assets                                  48,780  65,109

Long-term investments                                      10,140  11,303
Property, plant and equipment, net                         28,292  22,400
Restricted cash                                             6,930   6,642
Intangibles, net                                              413     472

    Total assets                                        $ 94,555$105,926

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  1,806$  1,839
  Accrued expenses and other current liabilities           7,682   7,002
  Current obligations under capital leases                 2,348   1,509
  Current obligations under note payable                     303     303
  Preferred Stock dividends payable                           --   1,337
    Total current liabilities                             12,139  11,990

Long-term obligations under capital leases                  6,369   2,616
Long-term obligations under note payable                    1,186   1,488
    Total liabilities                                     19,694  16,094

Commitments and contingencies

Stockholders' equity:
  Capital stock:
       Preferred Stock, par value $.01; 2,400 authorized;
     0 shares of Series A Cumulative Convertible Exchangeable
     Preferred Stock outstanding on December 29, 1996,
     and 276 shares outstanding on December 31, 1995
     (liquidation preference of $68,925 at December 31, 1995)     --  3
    Common Stock, par value $.01;
      60,000 shares authorized;
      36,061 and 29,950 shares issued and outstanding        361     299
  Additional paid-in capital                             237,809 234,545
  Net unrealized investment loss                           (481)   (543)
  Foreign currency translation adjustment                  (430)      48
  Accumulated deficit                                  (162,398)(144,520)
    Total stockholders' equity                            74,861  89,832

    Total liabilities and stockholders' equity          $ 94,555$105,926


                             See accompanying notes.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data )


                                                        Year Ended
                                  12/29/96      12/31/95       12/31/94

Product sales                        $ 52,840      $  6,164      $     --

Collaborative research and development
 and other revenues                    3,228         6,589         5,881

Interest, investment and other income  3,864         2,964    4,559

   Total revenues                     59,932        15,717        10,440

Cost of goods sold                     16,559         2,304            --

Research and development expense       29,371        30,149        31,713

Selling, general and administrative
 expense                              31,541        18,631        12,072

Interest expense                          339           294           308

   Total expenses                     77,810        51,378        44,093

 Net loss                           (17,878)      (35,661)      (33,653)

Preferred Stock dividends             (1,235)       (5,348)       (5,348)

Net loss applicable to
 Common Stock                      $(19,113)     $(41,009)     $(39,001)

Net loss per share
 applicable to Common Stock         $   (.57)     $  (1.50)     $  (1.64)

Weighted average number
 of common shares outstanding         33,292        27,293        23,850
















                             See accompanying notes.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                     Shares of     Additional                  Total
                      Common  Par   Paid-in        Accumulated
Stockholders'
                    Stock   Value    Capital         Other    Deficit   Equity
Balance, December 31, 1993 23,706    $ 240$196,655   $  658$ (75,206)$122,347

Issuance of stock:
  To 401K plan               31    --      196      --       --      196
Exercise of stock options    246     3      500      --       --      503
Dividends on Preferred Stock    --       -- (5,348)       --       --  (5,348)
Net unrealized investment loss  --       --      --  (5,683)       --  (5,683)
Foreign currency
  translation adjustment     --    --       --     (9)       --      (9)
Net loss for 1994             --    --       --      --  (33,653) (33,653)
Balance, December 31, 1994   23,983      243 192,003  (5,034)(108,859)   78,353

Issuance of stock:
  For cash                4,950    49   43,143      --       --   43,192
  To 401K plan               23    --      199      --       --      199
Exercise of stock options    988    10    4,548      --       --    4,558
Conversion of Preferred Stock  6       --      --       --       --       --
Dividends on Preferred Stock   --       -- (5,348)       --       --  (5,348)
Net unrealized investment gain --       --      --    4,490       --    4,490
Foreign currency
  translation adjustment     --    --       --      49       --       49
Net loss for 1995             --    --       --      --  (35,661) (35,661)
Balance, December 31, 1995 29,950      302 234,545    (495) (144,520)  89,832

Issuance of stock:
  To 401K plan               43     1      798      --       --      799
Exercise of stock options    704     7    4,245      --       --    4,252
Conversion of Preferred Stock  5,364       51   (544)       --       --    (493)
Dividends on Preferred Stock     --       -- (1,235)       --       --  (1,235)
Net unrealized investment gain   --       --      --       62       --       62
Foreign currency
  translation adjustment     --    --       --   (478)       --    (478)
Net loss for 1996             --    --       --      --  (17,878) (17,878)
Balance, December 29, 1996   36,061    $ 361$237,809  $ (911)$(162,398)$ 74,861














                             See accompanying notes


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                       Year Ended
                                           12/29/96  12/31/95 12/31/94
Cash flows from operating activities:
   Net loss                                   $(17,878) $(35,661)$(33,653)
   Adjustments to reconcile net loss
   to net cash used by operating activities:
       Depreciation and amortization               3,769     3,409    3,145
       Provision for bad debt                        879       200       --
       Other                                         798       199      196
       Changes in assets and liabilities:
          Accounts receivable                    (1,964)   (5,381)    (983)
          Inventory                              (6,361)   (2,795)    (534)
          Prepaid expenses                         (502)        86      238
          Other current assets                       (1)      (15)     (11)
          Accounts payable                          (33)       634  (2,195)
          Accrued expenses and
           other current liabilities                 680     2,304    1,390

    Net cash used by operating activities      (20,613)  (37,020) (32,407)

Cash flows from investing activities:
   Purchases of short and long-term investments  (38,771) (51,990)     (38,284)
   Sales of short and long-term investments      62,178    59,634   78,019
   Restricted cash                                (288)   (1,762)    (132)
   Purchases of property, plant and equipment   (9,602)   (7,965)  (2,896)

       Net cash (used)/provided by investing
       activities                                 13,517   (2,083)   36,707

Cash flows from financing activities:
   Net proceeds from issuance of stock               --    43,192       --
   Conversion of Preferred Stock                     52        --       --
   Net payments from conversion of Preferred Stock   (544)       --     --
   Exercises of stock options                     4,252     4,558      503
   Principal payments under note payable          (302)     (303)    (303)
   Receipt of proceeds from capital lease obligations   6,101       --     --
   Principal payments under capital lease obligations (1,509)  (1,477)   (1,444)
   Preferred Stock dividend payments            (2,572)   (5,348)  (5,348)

       Net cash provided/(used) by financing
       activities                                  5,478    40,622  (6,592)

Effects of exchange rate changes on cash           (478)        49      (9)

Net (decrease)/increase in cash and cash equivalents (2,096)  1,568     (2,301)

Cash and cash equivalents at beginning of year     3,937     2,369    4,670

Cash and cash equivalents at end of year        $  1,841  $  3,937 $  2,369




                             See accompanying notes.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

  The Company is a leading biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals for the treatment of inadequately treated, life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, Italy, United Kingdom, France, Ireland, Spain, Portugal, Austria, Greece, Denmark, Finland, Sweden, Luxembourg, Iceland and Cyprus and is the subject of marketing application filings in several other countries. Recently, the FDA cleared for marketing an expanded indication for ABELCET for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. Currently all product sales are derived from ABELCET. The Company's products in late stage development are VENTUSTM (TLC C-53) and TLC D-99. VENTUSTM, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patients are being accrued into a pivotal Phase III clinical study for the treatment of ARDS. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials in the U.S.
and a third Phase III study in Europe. The Company recently initiated the preclinical development of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers. The Company also has a continuing discovery research program concentrating primarily on the treatment of cancer and inflammatory conditions.

   The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause results to vary significantly from reporting period to reporting period. These risks include, but are not limited to, among others, competition, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products, domestic and international regulatory constraints and pending and potential disputes concerning ownership of intellectual property.


FINANCIAL STATEMENT PRESENTATION:

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The Company regularly assesses the estimates and, while actual results could differ, management believes that the estimates are reasonable.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

CONSOLIDATED FINANCIAL STATEMENTS:

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION:

  Revenue from product sales is recognized upon transfer of title to unrelated third parties with provision for certain government-mandated price protection programs. Payments for collaborative research and development are generally received in advance and are recognized as revenue, ratably, as the research and development is performed. Licensing fees, royalty and hurdle payments are recognized in the period earned.

ADVERTISING:

  Advertising costs are expensed in the period incurred. Total advertising costs were approximately $1,400,000 in 1996, with no significant expenses in prior years.

DEPRECIATION AND AMORTIZATION:

  Machinery and equipment, building and building improvements and furniture and fixtures, are depreciated by the straight-line method over their estimated useful lives ranging from three to twenty years. Leasehold improvements are amortized by the straight-line method over the lesser of their estimated useful lives or the terms of the related leases. Purchased patents are amortized by the straight-line method over their lives as determined by the country of issuance. The Company periodically reviews the realizability of its patents.

CASH EQUIVALENTS:

  The Company considers all highly liquid investments with maturities of three months or less as cash equivalents.

INVESTMENTS:

  Short-term investments represent marketable securities available for current operations, all of which have been classified as available for sale, while long-term investments represent marketable securities available for expected capital acquisitions. These investments are stated at fair value, determined at December 29, 1996. Fair values may not be representative of actual values of financial investments that could be realized in the future.

  For the years ended December 29, 1996 and December 31, 1995, investment income includes gross realized gains of $3,600 and $0, and realized losses of $28,700 and $489,000, respectively. At December 29, 1996 and December 31, 1995, investments included gross unrealized gains of $0 and $6,500 and gross unrealized losses of $481,000 and $549,000, respectively. Gains and losses are calculated on the specific identification method. The fair values of debt securities maturing within one year was $15,423,000 and after one year, but less than five years, amounted to $29,916,000. Investment amounts recorded approximate amortized cost.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


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

CONCENTRATION OF CREDIT RISK:

  The Company's significant concentrations of credit risk are with its cash and investments and its accounts receivable. The investment portfolio consists of U.S. government or agency debt securities and investment grade debt securities or better as defined by the appropriate rating institution. Company policy limits exposure to any one institution other than the U.S. government. Product-related accounts receivable in the U.S. are generally with major distributors and internationally with the Company's marketing partner or hospitals, which are generally funded by their respective governments. The Company provides credit to its customers on an uncollateralized basis after evaluating their credit status.

NET LOSS PER SHARE APPLICABLE TO COMMON STOCK:

  Net loss per share applicable to Common Stock is computed based on the weighted average of shares outstanding using the treasury method. Common Stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive.

RECLASSIFICATION:

  Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

FOREIGN CURRENCY TRANSACTIONS:

  Generally, Consolidated Balance Sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustments have been included in the foreign currency translation adjustment as a separate component of Consolidated Stockholders' Equity. Amounts related to transactions in the Consolidated Statements of Operations have been translated using the average exchange rates in effect each year and transaction gains and losses have been included therein as other income. During 1996, the Company realized $374,000 in foreign currency transaction gains and $49,000 in losses in 1995. There was no gain or loss realized in 1994.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


RESEARCH AND DEVELOPMENT EXPENSES:

  The research and development expenses of the Company, which are expensed as incurred, include those efforts related to collaborative research and development agreements, development of the Company's proprietary products and general research. The expenses include, but are not limited to, medical, biostatistical, regulatory, manufacturing of clinical grade product and scientific support costs.


2. STOCKHOLDERS' EQUITY:

PREFERRED STOCK AND PREFERRED STOCK DIVIDENDS:

  In January 1993, the Company completed an offering of 2,760,000 Depositary Shares, each of which represented one-tenth of a share of Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") carrying a 7.75% dividend rate.

  On March 25, 1996, the Company completed the call for redemption of 50% of the Preferred Stock, with the remainder being called on October 14, 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock. Combined net issuance costs including financial advisory, professional, registration and filing fees of $544,000 were incurred in connection with both calls and were charged to equity. As a result of these conversions, the Company's annual Preferred Stock dividend requirements have now been eliminated.

COMMON STOCK:

  In April 1995, the Company sold 3,450,000 shares of its Common Stock pursuant to an underwritten offering. Proceeds received pursuant to the offering were $28,762,000, net of underwriters' fees, professional, registration, filing and printing fees.

  In August 1995, the Company sold 1,500,000 shares of Common Stock to an institutional investor. Gross proceeds received were $15,000,000. Stock issuance costs, including financial advisory, professional, registration and filing fees of approximately $570,000 were incurred in connection with the sale.

  Pursuant to calls for redemption of the Company's Preferred Stock on March 25, 1996 and October 14, 1996, the Company issued an aggregate of 5,364,000 shares of Common Stock to holders of Preferred Stock who converted before the expiration of the redemption periods.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

3.  STOCK BASED COMPENSATION PLANS:

     The Company has four stock-based compensation plans that are currently in effect. The 1986 Employee Stock Option Plan and the 1986 Non-Qualified Stock Option Plan will expire on March 3, 2005, but no additional options can be granted under either of these plans after March 7, 1996. The two other plans are the 1996 Equity Incentive Plan ("1996 Plan") and the 1991 Directors' Non-Qualified Stock Option Plan ("Directors' Plan"). A total of 4,500,000 shares of Common Stock are reserved for issuance under the 1996 Plan, which will expire on March 7, 2006. The total number of shares of Common Stock authorized for issuance under the Directors' Plan is 550,000, and that plan will expire on May 21, 2002.

     The Board of Directors may grant restricted stock, stock appreciation rights, and other forms of incentives under the 1996 Plan as well as stock options. Options granted under all plans must have an exercise price equal to or greater than the fair market value of the Company's Common Stock on the date of grant and must have a term no longer than ten years. Options granted under the 1986 Employee Stock Option Plan, the 1986 Non-Qualified Stock Option Plan and the 1996 Plan generally become exercisable in five equal annual installments, although the Board of Directors has discretion to grant options with different vesting schedules under the 1996 Plan. Options under the Directors' Plan are automatically granted to all non-employee directors upon appointment to the Board of Directors and annually on July 1 of each year. The initial grants vest over a five year period, and subsequent annual grants vest in one year.

  The table below summarizes the stock option activity under all of the Company's plans for the years 1994, 1995 and 1996:
                                                         Weighted
                                   Weighted              Average
                           Number   Average    Exercise    Fair
                 Options of Shares Exercise     Price   Value at
              ExercisableOutstandingPrice     per Sharegrant date
Outstanding 12/31/931,964,9663,868,255$5.99
Granted                  1,049,370    6.94   $5.00-10.19
Exercised                (246,161)    2.03     1.03-8.00
Forfeited                (446,641)   10.86    0.85-21.25

Outstanding 12/31/942,141,9904,224,8235.99    1.03-20.63
Granted                  1,124,775   13.27    8.25-20.88    $9.73
Exercised                (987,674)    4.87    1.06-14.00
Forfeited                (222,003)    8.87    1.06-17.00

Outstanding 12/31/951,790,4394,139,9218.10    1.03-20.88
Granted                  1,096,379   17.86   12.44-25.13    13.07
Exercised                (708,064)    5.66    1.03-15.88
Forfeited                (175,713)   11.82    2.63-25.13

Outstanding 12/29/961,727,0944,352,52310.74   1.03-25.13

  The weighted average remaining contractual lives of outstanding options at December 29, 1996 was approximately 7.4 years.




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

     The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("APB") and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense has been recognized to the extent applicable in the financial statements in respect to the above plans in accordance with APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share applicable to Common Stock would have been increased to the pro forma amounts below:

                                    1996          1995
  Pro Forma net loss applicable
    to Common Stock         $(25,427,000)    $(42,643,000)

  Pro Forma net loss per share
    applicable to Common Stock$      (0.76)  $      (1.56)

  As options and stock awards vest over several years and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

  The pro forma compensation expense of $6,314,000 and $1,634,000 for 1996 and 1995, respectively, was calculated based on the fair value of each option grant using the Black-Scholes Model with the following weighted-average assumptions used for grants:
                                1996          1995
  Dividend Yield                0.0%          0.0%
  Expected Volatility          89.0%         91.0%
  Risk Free Interest Rate       6.0%          5.3%
  Expected Option Lives (years)  7.5          7.5

4.   PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment consists of the following:

                                              1996        1995
   Building and building improvements     $2,778,000$ 2,778,000
   Land and land improvements                423,000    423,000
   Furniture and fixtures                  1,823,000  1,581,000
   Machinery and equipment                12,947,000 11,462,000
   Leasehold improvements and other        5,835,000  4,999,000
   Construction in process                 8,477,000  7,539,000
   Machinery and equipment and leasehold
     improvements under capital lease     13,597,000  7,496,000
   Total property, plant and equipment    45,880,000 36,278,000
   Less: Accumulated depreciation and
     amortization                        (17,588,000)(13,878,000)
   Net property, plant and equipment     $28,292,000$22,400,000

  In 1995, the Financial Accounting Standards Board ("SFAS") issued SFAS No. 121 "Accounting for the Impairment of Assets to be Disposed of." There was no impact on the Company as a result of the adoption of this standard.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

5.   INVENTORIES:

  The components of inventory are as follows:
                                               1996       1995
     Finished goods                       $3,063,000 $2,273,000
     Work in process                       5,011,000    139,000
     Raw Materials                         1,447,000  1,002,000
     Supplies                                383,000    129,000
       Total                              $9,904,000 $3,543,000

6.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

   The Company's lease for its manufacturing and research facility in Princeton, New Jersey expires in December 2006 with two five year renewal options. Rent expense was approximately $568,000, $568,000 and $575,000 for the years 1996, 1995 and 1994, respectively.

   The Company leases a warehousing facility in Cranbury, New Jersey. This lease expires in December 1997 with an option to renew for a three year period. Rent expense for this facility totaled approximately $91,000, $72,000 and $0 for the years 1996, 1995 and 1994, respectively.

   The Company's administrative, marketing and executive offices are located in leased space in Princeton, New Jersey. The lease for the premises expires in February 2003. Rent expense was approximately $761,000 for 1996, $597,000 for 1995 and $505,000 for 1994.

  Total rental expense under all operating leases (including those above) was approximately $1,884,000, $1,449,000 and $1,618,000 for 1996, 1995 and 1994,
respectively.

  The Company's future minimum lease payments under noncancelable operating leases at December 29, 1996 are as follows:

               1997                     $ 1,534,000
               1998                      1,519,000
               1999                      1,446,000
               2000                      1,359,000
               2001                      1,253,000
               2002 and thereafter        4,258,000
                    Total               $11,369,000



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

CAPITAL LEASES:

  On July 1, 1993, the Company completed an agreement that provided for equipment lease financing of $7,496,000. The lease is collaterized by $4,310,000 in standby letters of credit collaterized by AAA rated securities owned by the Company.

  In December 1996, the Company signed a lease financing agreement of $6,101,000, covering primarily manufacturing equipment at Indianapolis. Pursuant to the lease agreements, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit.

  The following is a schedule by year of future minimum payments under capital leases together with the present value of the minimum lease payments and the capital lease portion of certain classes of property as of December 29, 1996:
            1997                                            $2,918,000
            1998                                            2,417,000
            1999                                            1,334,000
            2000                                            1,334,000
            2001                                            1,333,000
            2002 and thereafter               1,220,000
       Total minimum lease payments          10,556,000
       Less: Amount representing interest    (1,839,000)
       Present value of minimum lease payments              $8,717,000

CLASSES OF PROPERTY:

       Machinery and equipment              $10,306,000
       Leasehold improvements                 3,291,000
       Total machinery and equipment and
         leasehold improvements              13,597,000
       Less: Accumulated amortization       (5,187,000)
       Net machinery and equipment and leasehold
         improvements                        $8,410,000

LEGAL PROCEEDINGS:

   The Company is involved in lawsuits, claims and proceedings, including patent, commercial, and environmental matters, which arise in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, cash flows, or results of operations.


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)


7.  LONG-TERM DEBT:

  On July 24, 1992, The Liposome Manufacturing Company, Inc., a wholly-owned subsidiary of The Liposome Company, Inc., entered into a mortgage-backed note to partially fund the purchase of a pharmaceutical manufacturing facility in Indianapolis, Indiana. Principal payments of $25,225 plus accrued interest are payable monthly through November, 2001. The interest rate, based on the prime rate plus 1/2%, has a floor and ceiling of 6% and 10%, and was 8.75% at December 29, 1996. The note is guaranteed by The Liposome Company, Inc. and is collateralized by a $1,000,000 AAA rated security owned by the Company. The Company is required to maintain a minimum balance of $10,000,000 in cash and marketable securities, including those securities collaterizing the letter of credit, in connection with the financing. The fair value of the Company's long term debt approximates book value.

  The Liposome Manufacturing Company's principal repayment obligations as of December 29, 1996 are as follows:

               1997                          $  303,000
               1998                             303,000
               1999                             303,000
               2000                             303,000
               2001 and thereafter              277,000
               Subtotal                       1,489,000
               Less: Current portion           (303,000)
               Total                                        $1,186,000

8.  SUPPLEMENTAL INFORMATION:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
The components of accrued expenses and other current liabilities are as follows:
                                              1996        1995
          Accrued expenses for preclinical
               and clinical programs        $2,288,000$2,871,000
          Accrued legal fees                1,044,000   284,000
          Accrued wages and vacation        1,537,000   909,000
          Accrued royalty payments            680,000   179,000
          Other                                       2,133,000   2,759,000
          Total                                      $7,682,000  $7,002,000

STATEMENTS OF CASH FLOWS:                  1996    1995   1994
   Supplemental disclosure of cash
      flow information:
   Cash paid during the year for interest       $339,000$291,000 $310,000


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

9.  INCOME TAXES:

  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax debits due to the uncertainty of realization. The increase in the valuation allowance for the year ended December 29, 1996 and December 31, 1995 was $7,532,000 and $12,010,000 respectively.

   Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 29, 1996 are as follows:

                                     Deferred Tax  Deferred Tax
                                       Assets       Liabilities
Depreciation                        $    507,000    $       --
Net unrealized investment loss           164,000            --
State taxes (net of Federal benefit)                 7,899,000   --
Amortization                           2,321,000            --
Net operating losses - Federal        50,024,000            --
Other                                  1,339,000            --
Tax credits                            3,498,000            --

Subtotal                              65,752,000            --

Valuation allowance - Federal       (57,853,000)            --
Valuation allowance - State          (7,899,000)            --

Total deferred taxes                 $        --      $     --

   Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 1995 are as follows:

                                     Deferred Tax  Deferred Tax
                                       Assets       Liabilities
Depreciation                         $   655,000     $      --
Net unrealized investment loss           185,000            --
State taxes (net of Federal benefit)                 6,861,000   --
Amortization                           1,084,000            --
Net operating losses - Federal        45,640,000            --
Other                                    593,000            --
Tax credits                            3,202,000            --

Subtotal                              58,220,000            --

Valuation allowance - Federal       (51,358,000)            --
Valuation allowance - State          (6,862,000)            --

Total deferred taxes                 $        --     $      --


                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

   At December 29, 1996, the Company had approximately $147,000,000 net operating loss carryforwards and $3,500,000 of research and development credit carryforwards for U.S. Federal income tax purposes. These carryforwards expire in the periods 1997 through 2011. The timing and manner in which these losses are used may be limited as a result of certain ownership changes that occurred as provided by IRS Regulations under Section 382.

10.  GEOGRAPHIC SEGMENT DATA

   The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe). Financial Data (in thousands of dollars) for the years 1996, 1995, and 1994 is as follows:

Year Ended December 29, 1996
                                      Domestic              International  Total
Sales to unaffiliated customers     $  44,784  $  8,056  $ 52,840
Collaborative research and development
  revenues                              3,228        --     3,228
Interest, investment and other income   3,449       415     3,864
       Total revenue                 $ 51,461   $ 8,471  $ 59,932

Net loss                                      $(16,765) $ (1,113)     $(17,878)

Identifiable assets at December 29, 1996$ 91,085 $  3,470$ 94,555

Year Ended December 31, 1995

Sales to unaffiliated customers $ 3,154 $ 3,010 $ 6,164 Collaborative research and development
  revenues                              6,589        --     6,589
Interest and investment income, net     2,959         5     2,964
       Total revenue                 $ 12,702   $ 3,015  $ 15,717

Net loss                                      $(34,407)  $(1,254)     $(35,661)

Identifiable assets at December 31, 1995$104,817 $ 1,109 $105,926

Year Ended December 31, 1994

Sales to unaffiliated customers $ -- $ -- $ -- Collaborative research and development
  revenues                             5,881         --     5,881
Interest and investment income, net    4,559         --     4,559
       Total revenue                $ 10,440    $    --  $ 10,440

Net loss                                      $(33,653)   $    --     $(33,653)

Identifiable assets at December 31, 1994$ 92,909$   287  $ 93,196





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

11.  SAVINGS AND INVESTMENT RETIREMENT PLAN:

   The Company has adopted a 401(k) Profit Sharing Plan and Trust ("401(k) Plan") for eligible employees and their beneficiaries. The 401(k) Plan provides for employee contributions through a salary reduction election. Employer discretionary matching contributions are determined annually by the Company and vest over a maximum of a five year period of service. For the plan years ended December 29, 1996 and December 31, 1995 and 1994, the Company's discretionary matching was based on a percentage of salary reduction elections in the form of the Company's Common Stock.


12.  MAJOR CUSTOMER AND RESEARCH AND DEVELOPMENT REVENUE DATA

   In the United States, the Company sells ABELCET to national and regional wholesalers who in turn resell the product to hospitals and other service providers. Internationally, sales are primarily made directly to hospitals. In Spain and Portugal, ABELCET is sold through a local pharmaceutical company pursuant to a marketing/distribution agreement with the Company.

   For the years ended December 29, 1996 and December 31, 1995 and 1994 sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any year were as follows:

                   1996           1995            1994
   Customer A       24%            14%              --
   Customer B       24%             2%              --
   Customer C       20%            24%              --
   Customer D       10%            12%              --


   The Company has entered into various collaborative research and development contracts. The Company earned substantially all of its research and development revenues from one corporate sponsor in 1996 and two corporate sponsors in 1995 and 1994. Payments by corporate sponsors that comprised 10% or more of the Company's total revenues, pursuant to collaborative agreements and licensing and other fees as reported in the statements of operations, in any year were as follows:

                             1996        1995         1994
     Sponsor A           $3,180,000  $5,743,000   $4,694,000
     Sponsor B                   --     753,000    1,116,000





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS----(CONTINUED)

13.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED):

  Summarized quarterly financial data (in thousands, except for per share data) for the years ended December 29, 1996, and December 31, 1995 are as follows:
                                              Quarter
1996                        First    Second     Third      Fourth
Total revenues            $12,409   $14,402     $14,910   $18,211

Total expenses             16,500    19,532      20,262    21,516

Net loss                  (4,091)   (5,130)     (5,352)   (3,305)

Preferred Stock dividends             (662)       (571)      (2)      0

Net loss applicable to
  Common Stock...............$(4,753)$(5,701)  $(5,354)  $(3,305)

Net loss per share applicable
  to Common Stock          $  (.16)  $  (.17)   $  (.16)  $  (.09)

Weighted average shares
  outstanding              30,191    33,493      33,671    35,812

                                              Quarter
1995                        First    Second     Third      Fourth
Total revenues            $ 1,853   $ 3,717     $ 3,496   $ 6,651

Total expenses             12,186    12,544      12,223    14,425

Net loss                 (10,333)   (8,827)     (8,727)   (7,774)

Preferred Stock dividends           (1,337)     (1,337)   (1,337)      (1,337)

Net loss applicable to
  Common Stock...............$(11,670)$(10,164)$(10,064) $(9,111)

Net loss per share applicable
  to Common Stock         $   (.49) $   (.38)  $   (.35)  $  (.31)

Weighted average shares
  outstanding              24,050    26,407     28,959     29,676

  Net loss per share of Common Stock amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

14.  SUBSEQUENT EVENT:

  In early 1997, the Company entered into a working capital revolving credit line agreement of $14,000,000 with a major financial institution. The available credit is based on eligibility of receivables and inventory, combined with collateral of an investment account. As of February 1997, no funds have been advanced under this agreement.


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




Princeton, New Jersey
February 3, 1997






                                        Coopers & Lybrand L.L.P.



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II


COLUMN A           COLUMN B      COLUMN C              COLUMN D     COLUMN E
                                ADDITIONS

                                             Charged to
                  Balance at  Charged to       Other                Balance at
                 Beginning    Costs and      Accounts                   End
Description      of Period    Expenses               Deductions     of Period

Year Ended December 29, 1996
Valuation Allowance for Sales   --    $1,635,000   --  $(1,026,000)   $609,000
  Rebates and Discounts
Allowance for Doubtful $   200,000    $  879,000   --        --   $ 1,079,000
  Accounts
Valuation Allowance for  $58,220,000  $7,532,000   --        --   $65,752,000
  Income Taxes

Year Ended December 31, 1995
Allowance for Doubtful        --      $   200,000  --        --   $   200,000
  Accounts
Valuation Allowance for   $46,210,000  $12,010,000  --       --   $58,220,000
  Income Taxes

Year Ended December 31, 1994
Allowance for Doubtful         --    --           --            --            --
  Accounts
Valuation Allowance for   $30,160,000   $16,050,000 --          --   $46,210,000
  Income Taxes


 Item l4(a)3.  Exhibits to Form l0-K

     (A)  Exhibits

Exhibit
Number

3(i)-01 Restated Certificate of Incorporation of the Company, including
        Designation of Preferences of Series A Cumulative Convertible Exchangeable Preferred Stock. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference thereto.)

3(ii) By-Laws of the Company. (Filed with Registration No. 33-23292, and incorporated herein by reference thereto.)

3(iii) Shareholder Rights Agreement dated as of July 11, 1996. (Filed with the Company's Registration Statement on Form 8-A, file number 000-14887, and incorporated herein by reference thereto.)

l0-01 The Liposome Company, Inc. l986 Employee Stock Option Plan as amended March 3, 1995. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

l0-02 The Liposome Company, Inc. l986 Non-Qualified Stock Option Plan as amended March 3, 1995. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-03 The Liposome Company, Inc. 1991 Director's Non-Qualified Stock Option Plan. (Filed with Registration No. 33-66924, and incorporated herein by reference thereto.)

10-04 Agreement dated June 1, 1995 between the Company and Charles A. Baker. (Filed with the Company's Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference thereto.)

10-5 Development and License Agreement dated November 19, 1990 among the Company, Pfizer Inc and Pfizer Chemical Corporation. (Filed with the Company's Annual Report on Form 10-K for the year ended
        December 31, 1990, and incorporated herein by reference thereto.)

10-6 Joint Venture Agreement dated as of November 19, 1986 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and associated agreements. (Filed with Registration No. 33-39041, and incorporated herein by reference thereto.)

10-7 Territory Expansion Agreement dated as of December 12, 1988 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and Nichiyu Liposome Co., Ltd., and associated agreements. (Filed with Registration No. 33-39041, and incorporated herein by reference thereto.)

10-8 Amphotericin B Supply Agreement dated as of January 1, 1993, between the Company and Bristol-Meyers Squibb Company. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)


Item l4(a)3.  Exhibits to Form l0-K (Continued)

Exhibit
Number

10-9 License Agreement dated as of September 2, 1994, between the Company and Bristol-Meyers Squibb Company. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)

10-10 Lease Agreement dated December 14, 1992, between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto.)

10-11 First Amendment dated October 29, 1993 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)

10-12 Second Amendment dated December 31, 1994 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-13 Third Amendment dated July 27, 1995 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-14 Lease Agreement dated as of January 1, 1995 between the Company and One Research Way Partners. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-15 Credit Agreement dated as of December 31, 1996, among the Company, The Liposome Manufacturing Company, Inc. and General Electric Capital Corporation. (Confidential treatment has been requested for portions of this exhibit.)

21      List of Company's subsidiaries.

23      Consent of Independent Accountants.





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

/s/  Charles A. Baker     Chairman of the Board, Chief Executive Officer
     Charles A. Baker      Officer and Director (Chief Executive Officer)


/S/  Brian J. Geiger      Vice President Finance and Chief Financial Officer
     Brian J. Geiger


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


     Liposome Holdings, Inc.                 Delaware


     Nichiyu Liposome Company, Ltd.          Tokyo, Japan


     The Liposome Manufacturing              Delaware
         Company, Inc.


     The Liposome Company Ltd.               United Kingdom


     Liposome SARL                           France


     Liposome SL                             Spain


     Liposome Pty Ltd.                       Australia


     Liposome Canada Inc.                    Canada


     Liposome SrL                            Italy


     Liposome S.a.r.l.                       Switzerland


     Liposome B.V.                           Netherlands





                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of The Liposome Company, Inc. on Forms S-8 (File Nos. 33-66924, 333-20339 and 333-20341) of our reports dated February 3, 1997 on our audits of the consolidated financial statements and financial statement schedule of The Liposome Company, Inc. as of December 29, 1996 and December 31, 1995, and for the years ended December 29, 1996, December 31, 1995 and December 31, 1994, which reports are included in this Annual Report on Form 10-K.




Princeton, New Jersey
March 25, 1997




                                   Coopers & Lybrand L.L.P.




SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf
by the undersigned thereunto duly authorized this      day of         , 1997.
                           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           By:
                                        Charles A. Baker

     Pursuant to the requirements of the Securities Exchange Act of 1934, this
Report has been signed below by the following persons on the     day of  ,
1997 on behalf of the Registrant and in the capacities indicated.

                          Chairman of the Board, Chief Executive Officer
     Charles A. Baker      Officer and Director (Chief Executive Officer)


                          Vice President and Chief Financial Officer
     Brian J. Geiger


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