Form 10-Q
period 1997-03-30
LIPOSOME CO INC
filed 1997-05-13
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period ended March 30, 1997     Commission file number 0-
14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               May 5, 1997

   Common Stock, $.01 par value                 37,280,158







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        March 30, 1997 and December 29, 1996                      3

        Consolidated Statements of Operations
        for the Three Month Periods Ending
        March 30, 1997 and March 31, 1996              ...........    4

        Consolidated Statements of Cash Flows
        for the Three Month Periods Ending
        March 30, 1997 and March 31, 1996                         5

        Notes to Consolidated Financial Statements              6,7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    8-12

Part II.                                               OTHER INFORMATION
13

Signatures                                                            14




                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET is a registered trademark of The Liposome Company, Inc.













                                  Page 2 of 14



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                      ASSETS
Current assets:                                    3/30/97       12/29/96
      Cash and cash equivalents                       $  2,579      $  1,841
      Short-term investments                            19,352       28,269
      Accounts receivable, net of allowance for doubtful
       accounts ($1,152 for 1997, $1,079 for 1996)       9,662        7,884
      Inventories                                       14,357        9,904
      Prepaid expenses                                   1,139          835
      Other current assets                                 200           47
           Total current assets                         47,289       48,780

Long-term investments                                9,720       10,140
Plant and equipment, net                            27,451       28,292
Restricted cash                                      6,930        6,930
Other assets, net                                       399         413
       Total assets                               $  91,789    $ 94,555

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  2,000     $  1,806
   Accrued expenses and other current liabilities    8,378        7,682
   Current obligations under capital leases          2,375        2,348
   Current obligations under note payable               303         303
       Total current liabilities                    13,056       12,139

Long-term obligation under capital leases            5,765        6,369
Long term obligation under note payable               1,110       1,186
       Total liabilities                             19,931      19,694

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Common Stock, par value $.0l; 60,000 shares
     authorized; 36,221 and 36,061 shares issued
     and outstanding                                   362          361
Additional paid in capital                         239,197      237,809
Net unrealized investment loss                       (518)        (481)
Foreign currency translation adjustment              (316)        (430)
Accumulated deficit                                (166,867)  (162,398)
       Total stockholders' equity                    71,858      74,861

       Total liabilities and stockholders' equity $  91,789    $ 94,555








                             See accompanying notes
                                  Page 3 of 14





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                          Three Months Ended

                                      3/30/97        3/31/96

Product sales                       $  14,405       $ 10,103

Collaborative research and development
  and other revenues...............                      900      1,293

Interest, investment and other income                    549         1,013

      Total revenues.................                 15,854        12,409

Cost of goods sold.....                 3,450          3,224

Research and development expense.....                  7,315      7,006

Selling, general and administrative
expense                                 9,357          6,206

Interest expense......................                   201            64

      Total expenses................                  20,323        16,500

Net loss                              (4,469)        (4,091)

Preferred Stock dividends                  --          (662)

Net loss applicable to Common Stock                $ (4,469)      $ (4,753)

Net loss per share applicable to
  Common Stock                      $   (.12)     $   (.16)

Weighted average number of common
  shares outstanding                   36,132         30,191














                             See accompanying notes
                                  Page 4 of 14




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                     3/30/97     3/31/96
Cash flows from operating activities:

  Net loss                                         $ (4,469)   $ (4,091)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                    1,275         910
     Provision for bad debts                             73          53
     Other                                              427          99
     Changes in assets and liabilities
       Accounts receivable                           (1,851)     (1,594)
       Inventories                                   (4,453)       (611)
       Prepaid expenses                                (304)       (502)
       Other current assets                            (153)         (2)
       Accounts payable                                 194      (1,142)
       Accrued expenses and other current liabilities               696
1,267

     Net cash used by operating activities           (8,565)     (5,613)

Cash flows from investing activities:

  Purchases of short and long-term investments         (670)     (6,019)
  Sales of short and long-term investments...         9,970      15,192
  Purchases of property, plant and equipment           (420)     (4,638)

     Net cash provided by investing activities        8,880       4,535

Cash flows from financing activities:

  Net payments from registration of Common Stock        (38)         --
  Net payments from conversion of Preferred Stock        --        (434)
  Proceeds from the exercise of stock options         1,000       2,044
  Principal payments under note payable                 (76)        (75)
  Principal payments under capital lease obligations               (577)
(373)
  Preferred Stock dividend payments                      --      (1,341)

     Net cash provided/(used) by financing activities                309
(179)

Effects of exchange rate changes on cash                114          62

Net increase/(decrease) in cash and cash equivalents                 738
(1,195)

Cash and cash equivalents at beginning of the period              1,841
3,937

Cash and cash equivalents at end of the period     $  2,579    $  2,742





                             See accompanying notes
                                  Page 5 of 14




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at March 30, 1997, and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The December 29, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 29, 1996, which were included as part of the Company's Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. For the three months ended March 30, 1997 and the comparable prior year period, weighted average shares increased to 36,132,000 from 30,191,000. The increases are due primarily to certain conversions of Preferred Stock and the exercise of stock options. Unexercised stock options (Common Stock equivalents) and the conversion of any remaining outstanding Preferred Stock to Common Stock are not included in the calculation since their inclusion would be anti-dilutive.

     In March 1996, the Company completed the call for the redemption of 50% of the Preferred Stock, with the remainder being called in October 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock, thereby eliminating the Company's annual Preferred Stock dividend requirements.

     The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $0 and $.02 for the three months ended March 30, 1997 and March 31, 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which specifies computation and disclosure requirements for earnings per share and is effective for financial statements issued after December 15, 1997. If SFAS #128 had been adopted at March 30, 1997 there would have been no change in the earnings per share amounts reflected in the accompanying financial statements.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)


  3.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:

                           March 30,     December 29,
                            1997            1996
      Finished goods      $ 3,049,000    $3,063,000
      Work in process       8,133,000     5,011,000
      Raw materials         2,727,000     1,447,000
      Supplies                448,000       383,000
                          $14,357,000    $9,904,000


  4.Supplemental Disclosure of Cash Flow Information

                                             Three Months Ended:
                                            3/30/97   3/31/96

    Cash paid during the year for interest  $201,000  $64,000


  5.Subsequent Event

               On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report, this investor has reported total holdings of approximately 20.2% of the Company's outstanding shares of Common Stock.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and The Liposome Company, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials, (ii) future marketing approvals, (iii) the expansion of sales efforts, (iv) possible new licensing agreements, (v) the anticipated outcome or financial impact of litigation, (vi) future product revenues, and
(vii) the future uses of capital and financial needs of the Company. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the Company is experiencing a rapid period of growth, and it is uncertain as to whether the rate of growth can be maintained; (b) the commercialization of ABELCET, is in an early stage and the ultimate rate of sales of ABELCET is uncertain; (c) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (d) competitors of the Company have developed and are developing products that are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (e) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations;
(f) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; (g) the outcome of litigation cannot be predicted with certainty; and (h) the progress of commercialization of certain of the Company's products may be affected by decisions of the Company's corporate sponsors as to the timing and funding of commercialization.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

The Company is a leading biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals for the treatment of inadequately treated, life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States, France, Spain, Italy, United Kingdom, Ireland, Portugal, Austria, Greece, Denmark, Finland, Sweden, Luxembourg, Iceland and Cyprus and is the subject of marketing application filings in several other countries. In October 1996, the FDA cleared for marketing an expanded indication for ABELCET for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. Currently all product sales are derived from ABELCET. The Company's products in late stage development are VENTUSTM (TLC C-53) and TLC D-99. VENTUSTM, liposomal prostaglandin E1, is being developed primarily for the treatment of acute respiratory distress syndrome ("ARDS"). Patient accrual in a pivotal Phase III clinical study for the treatment of ARDS has recently been completed. TLC D-99, liposomal doxorubicin, is being developed in conjunction with a corporate sponsor primarily as a first line treatment for metastatic breast cancer. TLC D-99 is currently being studied in two Phase III clinical trials in the U.S. and a third Phase III study in Europe. The Company is conducting preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers. The Company also has a continuing discovery research program concentrating primarily on the treatment of cancer and inflammatory conditions.

Results of Operations

Revenues

Total revenues for the quarter ended March 30, 1997 were $15,854,000, an increase of $3,445,000 or 27.8% compared to the quarter ended March 31, 1996. The primary components of revenues for the Company are product sales, collaborative research and development revenue and interest, investment and other income. The major component of the revenue increase is the growth of U.S. and international product sales. Partially offsetting the sales increase was a reduction in collaborative research and development revenues, due to the shift of TLC D-99 spending from the Company to its collaborative partner, Pfizer Inc ("Pfizer"). Interest, investment and other income decreased $464,000, primarily due to lower cash balances in 1997.

Net product sales in 1997 of ABELCET were $14,405,000, of which $12,410,000 occurred in the U.S. with the remaining from international activity. The U.S. growth is related to further market penetration. In the U.S., ABELCET is marketed by the Company's sales force. The Company received FDA clearance for expanded labeling of ABELCET as second-line therapy for all systemic fungal infections, including candidiasis (the most common invasive fungal infection), cryptococcal meningitis, zygomycosis, fusariosis and others, in October 1996.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Internationally, the Company has received clearance to market ABELCET in 14 countries, the most recent being France, which the Company received in March 1997. In the U.K., the Company markets ABELCET with its own sales force. In Spain and Portugal, the Company has a marketing/distribution relationship with a local pharmaceutical Company. The Company will determine whether to market ABELCET directly or with a partner on a country by country basis as it receives further marketing approvals. In addition, sales are realized on a named patient basis in certain countries where marketing approval has not yet been obtained.

Collaborative research and development revenues of $900,000 for the quarter ended March 30, 1997, decreased $393,000 or 30.4% compared to the comparable prior year period. The Company earned all of its collaborative research and development revenues from Pfizer during 1997 and 1996. The revenue decline from the prior year period is due to Pfizer handling the final phases of TLC D-99 development, resulting in a reduction in the amount of pass through expenses charged to Pfizer.

Interest, investment and other income for the quarter ended March 30, 1997 was $549,000 compared to $1,013,000 for the same 1996 period. The reduction is primarily the result of lower cash balances in 1997.

The Company anticipates continued growth in product sales as greater market penetration is achieved, additional international approvals are received and related commercial sales activities commence. Revenues are also impacted by the level of cost reimbursement under research collaboration agreements, the level of cash balances available for investment and the rate of interest earned.

Expenses

The components of total expenses for the three months ended March 30, 1997 were cost of goods sold, research and development, selling, general and administrative and interest expense.

Cost of goods sold was $3,450,000 versus $3,224,000 in the 1996 period. The slight increase from 1996 to 1997 of $226,000 was the result of higher sales volume, mostly offset by manufacturing efficiencies. Gross margins on sales of ABELCET improved from 68.1% for 1996 to 76.0% for 1997 reflecting these realized efficiencies.

Research and development expenses were $7,315,000 for the quarter ended March 30, 1997, compared to $7,006,000 for the comparable prior year period. The major components of this category are research, development, clinical and regulatory activities. The increased spending of $309,000 versus the comparable prior year period is the result of efforts to complete the pivotal Phase III ARDS study for VENTUSTM and spending related to the development of TLC ELL-12. Partially offsetting the increase is lower spending related to TLC D-99 as Phase III clinical studies are being handled by Pfizer and the elimination of pre-production work, which was completed in late 1996, in connection with the retrofit of the Indianapolis facility.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Selling, general and administrative expenses for the first quarter of 1997 were $9,357,000, a $3,151,000 increase versus the prior year period. The major component of the increase was U.S. and international sales and marketing expenses. The U.S. sales and marketing increase is related to the growth of U.S. sales and marketing efforts, expanded medical education and marketing programs, combined with a sales force expansion in late 1996. The higher international sales and marketing expenses were the result of the Company receiving marketing clearances in additional countries. In addition, the Company has experienced higher general and administrative costs primarily due to legal expenses incurred in connection with ongoing intellectual property litigation.

Interest expense was $201,000 in 1997 or $137,000 higher than the comparable 1996 period. The major reason for the increase is from a capital lease signed in December 1996, primarily for the Indianapolis, Indiana manufacturing assets.

As a result of the factors discussed above, total expenses for the three months ended March 30, 1997 were $20,323,000, an increase of $3,823,000 or 23.2% over the prior year period.

The Company expects that expenses in all areas will increase, particularly in selling, general and administrative expenses, as the Company launches ABELCET in additional European countries and continues to expand its sales and marketing efforts in the United States for ABELCET. If price erosion occurs due to competitive conditions in major markets, gross margins could decline in those markets.

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

The net loss for the first quarter of $4,469,000 increased by $378,000 from the same prior year period. The net loss applicable to Common Stock was $4,469,000 or $0.12 per share and $4,753,000 or $0.16 per share for the first quarters 1997 and 1996, respectively.

The net loss applicable to Common Stock of $4,469,000 for the period ended March 30, 1997 improved $284,000 versus the same prior year period. The reason for the improvement was the elimination of Preferred Stock dividends as a result of conversions of Preferred Stock into Common Stock during 1996.

Liquidity and Capital Resources

The Company had $38,581,000 in cash and marketable securities as of March 30, 1997. Included in these reserves were cash and cash equivalents of $2,579,000, short-term investments of $19,352,000, long term investments in marketable securities of $9,720,000 and restricted cash of $6,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade marketable and United States Government-backed securities.

Cash and marketable securities decreased $8,599,000 from December 29, 1996 to March 30, 1997, due to the use of funds for operations (including planned increases in inventory of ABELCET to facilitate the transfer of certain manufacturing operations from Princeton to Indianapolis), accounts receivable and other working capital requirements, partially offset by the receipt of $1,000,000 from the exercise of stock options. The major increase in the 1997 work in process category relates to inventory produced at the Indianapolis manufacturing facility, which the Company expects to be approved during 1997.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources  (Continued)

The Company has an outstanding mortgage on its Indianapolis facility. In addition, the Company entered into an agreement and received cash funding of $6,101,000 from a capital lease signed in December 1996, primarily for the Indianapolis manufacturing assets. In connection with these financing arrangements, the Company is required to maintain minimum cash balances, of which the largest requirement is $25,000,000. In addition, the Company completed a working capital revolving credit line agreement in early 1997. There have been no advances made against this line through the date of this report.

The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, payments under research and development agreements, interest earned on investments and the proceeds from maturity or sale of certain investments. Cash may also be provided to the Company by leasing arrangements for capital expenditures, financing of receivables and inventory under its line of credit, the licensing of its products and technology and the sale of equity or debt securities. The Company believes that its product revenues and revenues from other sources, coupled with its available cash and marketable securities reserves, will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report, this investor has reported total holdings of approximately 20.2% of the Company's outstanding shares of Common Stock.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

PART II -      OTHER INFORMATION

ITEM 1. See report on Form 10-K for the year ended December 29, 1996 for a description of legal proceedings pending during the current fiscal year.

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


DATE: May 13, 1997

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


DATE: May 13, 1997

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


























                                  Page 14 of 14