Form 10-Q
period 1997-06-29
LIPOSOME CO INC
filed 1997-08-13
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D. C.  20549

                                    FORM 10Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period ended June 29, 1997 Commission file number 0-14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               August 8, 1997

   Common Stock, $.01 par value                 37,415,721







                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        June 29, 1997 and December 29, 1996                           3

        Consolidated Statements of Operations
        for the Six Month and Three Month Periods Ending
        June 29, 1997 and June 30, 1996..........................     4

        Consolidated Statements of Cash Flows
        for the Six Month Period Ending
        June 29, 1997 and June 30, 1996..........................     5

        Notes to Consolidated Financial Statements                  6-8

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        9-16

Part II.                               OTHER INFORMATION             17

Signatures                                                           18




                ************************************************


Note concerning trademarks:                            Certain names
                       mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET is a registered trademark of The Liposome Company, Inc.


















                                  Page 2 of 18



                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                      ASSETS
Current assets:                                    6/29/97       12/29/96
      Cash and cash equivalents                       $ 24,743      $  1,841
      Short-term investments                            14,114       28,269
      Accounts receivable, net of allowance for doubtful
       accounts ($1,244 for 1997, $1,079 for 1996)       6,998        7,884
      Inventories                                       17,159        9,904
      Prepaid expenses                                     962          835
      Other current assets                                 208           47
           Total current assets                         64,184       48,780

Long-term investments                                    5,000       10,140
Plant and equipment, net                                26,731       28,292
Restricted cash                                         11,930        6,930
Other assets, net                                          385          413
       Total assets                                  $ 108,230     $ 94,555

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  2,929     $  1,806
   Accrued expenses and other current liabilities       10,634        7,682
   Current obligations under capital leases              2,403        2,348
   Current obligations under note payable                  303          303
       Total current liabilities                        16,269       12,139

Long-term obligation under capital leases                5,154        6,369
Long term obligation under note payable                  1,034        1,186
       Total liabilities                                22,457       19,694

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Common Stock, par value $.0l; 60,000 shares
     authorized; 37,405 and 36,061 shares issued
     and outstanding                                       374          361
Additional paid in capital                             261,408      237,809
Net unrealized investment loss                            (354)        (481)
Foreign currency translation adjustment                   (238)        (430)
Accumulated deficit                                   (175,417)    (162,398)
       Total stockholders' equity                       85,773       74,861

       Total liabilities and stockholders' equity    $  108,230    $ 94,555















                             See accompanying notes
                                  Page 3 of 18





                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                       Three Months Ended Six Months Ended

                                    6/29/97   6/30/96   6/29/97 6/30/96

Product sales                      $ 15,220  $12,467   $ 29,625$ 22,570

Collaborative research and development
and other revenues...........           900      599      1,800   1,892

Interest, investment and other income   534      1,336    1,083   2,349

      Total revenues................ 16,654     14,402   32,508  26,811

Cost of goods sold                    5,080    4,040      8,530   7,264

Research and development expense....  7,528    8,229     14,843  15,235

Selling, general and administrative
expense...                           12,418    7,207     21,775  13,413

Interest expense...................     178       56        379     120

      Total expenses................ 25,204   19,532     45,527  36,032

Net Loss                             (8,550)  (5,130)   (13,019) (9,221)

Preferred Stock dividends                  0    (571)         0  (1,233)

Net loss applicable to Common Stock  $(8,550) $ (5,701)$(13,019) $(10,454)

Net loss per share applicable to
  Common Stock.......................$ (0.23) $  (0.17)  $ (.36) $ (.33)

Weighted average number of common
  shares outstanding................. 36,988    33,493   36,560  31,842

















                             See accompanying notes
                                  Page 4 of 18




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                     6/29/97     6/30/96
Cash flows from operating activities:

  Net loss                                        $ (13,019)   $ (9,221)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                    2,551       1,850
     Provision for bad debts                            165         112
     Provision for severance                          2,550          --
     Other                                              711         300
     Changes in assets and liabilities
       Accounts receivable                              721      (1,184)
       Inventories                                   (7,255)     (2,163)
       Prepaid expenses                                (127)       (522)
       Other current assets                            (161)         (4)
       Accounts payable                               1,123        (768)
       Accrued expenses and other current liabilities   402         518

     Net cash used by operating activities          (12,339)    (11,082)

Cash flows from investing activities:

  Purchases of short and long-term investments      (16,791)    (16,142)
  Sales of short and long-term investments...        36,213      31,054
  Restricted cash                                    (5,000)         --
  Purchases of property, plant and equipment           (962)     (6,786)

     Net cash provided by investing activities       13,460       8,126

Cash flows from financing activities:

  Net payments from registration of Common Stock       (119)         29
  Net payments from conversion of Preferred Stock        --        (379)
  Proceeds from the exercise of stock options         2,145       3,752
  Proceeds from private placement of Common Stock    20,875          --
  Principal payments under note payable                (152)       (151)
  Principal payments under capital lease obligations   (1,160)     (751)
  Preferred Stock dividend payments                      --      (1,999)

     Net cash provided by financing activities       21,589         501

Effects of exchange rate changes on cash                192          12

Net increase/(decrease) in cash and cash equivalents 22,902      (2,443)

Cash and cash equivalents at beginning of the period  1,841       3,937

Cash and cash equivalents at end of the period     $ 24,743    $  1,494









                             See accompanying notes
                                  Page 5 of 18




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.Basis of Presentation

     The information presented at June 29, 1997, and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The December 29, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended
     December 29, 1996, which were included as part of the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. For the three months ended June 29, 1997 and the comparable prior year period, weighted average shares increased to 36,988,000 from 33,493,000. The increase is due primarily to certain conversions of Preferred Stock and the exercise of stock options. Also, on April 23, 1997 the Company issued an additional 1,000,000 shares at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report this investor has reported total holdings of approximately 24.99% of the Company's outstanding Common Stock. Unexercised stock options (Common Stock equivalents) and, in the 1996 reported periods, the conversion of outstanding Preferred Stock to Common Stock are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

     The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $0 and $.02 for the three months ended June 29, 1997 and June 30, 1996 respectively. For the six month period, the per share charges for Preferred Stock dividends paid were $0 in 1997 and $.04 in 1996.

     In March 1996, the Company completed the call for the redemption of 50% of the Preferred Stock, with the remainder being called in October 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock, thereby eliminating the Company's annual Preferred Stock dividend requirements.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which specifies computation and disclosure requirements for earnings per share and is effective for financial statements issued after December 15, 1997. If SFAS No. 128 had been adopted at June 29, 1997 there would have been no change in the earnings per share amounts reflected in the accompanying financial statements.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)


  3.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:

                            June 29,     December 29,
                            1997            1996
      Finished goods      $ 2,591,000    $3,063,000
      Work in process      11,101,000     5,011,000
      Raw materials         2,961,000     1,447,000
      Supplies                506,000       383,000
                          $17,159,000    $9,904,000


  4.Supplemental Disclosure of Cash Flow Information

                                            Six Months Ended:
                                            6/29/97   6/30/96

    Cash paid during the year for interest  $423,000  $120,000

  5.Unusual Charges

     The Company reported approximately $3,900,000 of unusual charges for the second quarter 1997. The primary component was organizational restructuring charges of approximately $2,550,000 with the balance being attributable to the provision for royalties on past sales under the University of Texas litigation settlement, as described below, and the write-off of certain capitalized costs due to the unfavorable results of a pivotal Phase III clinical study of VENTUSTM, a product being developed by the Company.

               On July 18, 1997, the Company implemented the restructuring of the organization, including the elimination of approximately 137 positions. The Company expects to save approximately $8,000,000 annually as a result of this restructuring.

     In July 1997, the Company and the University of Texas and M.D. Anderson Cancer Center came to an agreement on terms to resolve pending patent litigation regarding a patent granted to the University of Texas that allegedly was infringed by ABELCET. The Company has received an exclusive license under the patent and has agreed to pay royalties to the University of Texas for past and future sales of ABELCET. The Company believes that some of these royalties may be offset against royalties payable to a third party under another agreement. The royalty on prior period sales due the University of Texas pursuant to the agreement has been reflected in the Consolidated Statement of Operations for the three and six month periods ended June 29, 1997. Additionally, the Company has agreed to issue the University of Texas a ten year warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $15 per share. The value of the warrant is being amortized as royalty expense based on actual and projected sales from 1995 to 2004, with the retroactive portion being reflected in the quarter ended June 29, 1997.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)


  6.Subsequent Events

     On July 15, 1997, the Company announced that it had reacquired all development, manufacturing and marketing rights to TLC D-99 (liposomal doxorubicin) from Pfizer Inc. ("Pfizer"). The Company will assume control, after a transition period, of all clinical studies including the ongoing Phase III clinical studies testing TLC D-99 as a treatment for metastatic breast cancer. Pfizer will receive royalties worldwide (except Japan) on commercial sales of TLC D-99. Pfizer will provide a credit line of up to $10 million to continue the development of TLC D-99, and to the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable commencing at the earlier of U.S. Food and Drug Administration clearance to market TLC D-99 or in 5 years.

     On August 11, 1997, the Company entered into a settlement agreement with NeXstar Pharmaceuticals, Inc. ("NeXstar") and Fujisawa USA, Inc., terminating all litigation relating to the Company's liposome drying technology patents, discussed under "Business: Patents and Proprietary Technology" in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. Pursuant to this agreement, the Company will receive a payment of $1,750,000 in the quarter ending September 28, 1997, and will receive quarterly payments based on AmBisome sales by NeXstar and its marketing partners beginning in 1998. All parties agreed to dismiss their claims in the actions pending in Delaware, the United Kingdom, Germany and the Netherlands, and NeXstar will withdraw its oppositions to certain of the Company's European and Japanese patents. NeXstar and the Company also granted to each other options to acquire licenses under other patented technology.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

The Company is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals for the treatment of inadequately treated, life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 16 foreign countries and is the subject of marketing application filings in several other countries. In October 1996, the U.S. Food and Drug Administration ("FDA") cleared for marketing an expanded indication for ABELCET for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. Currently all product sales are derived from ABELCET. In the U.S., as well as the U.K., the Company markets ABELCET with its own sales force. In Spain and Portugal, the Company has a marketing/distribution relationship with a local pharmaceutical company. The Company will determine whether to market ABELCET directly or with a partner on a country-by-country basis as it receives future marketing approvals. In addition, sales are realized on a named patient basis in certain countries where marketing approval has not yet been received.

On July 15, 1997, the Company announced that it had reacquired all development, manufacturing and marketing rights to TLC D-99 (liposomal doxorubicin) from Pfizer Inc. ("Pfizer"). The Company will assume control, after a transition period, of all clinical studies including the ongoing Phase III clinical studies testing TLC D-99 as a treatment for metastatic breast cancer. Pfizer will receive royalties worldwide (except Japan) on commercial sales of TLC D-99. Pfizer will provide a credit line of up to $10 million to continue the development of TLC D-99, and to the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable commencing at the earlier of U.S. Food and Drug Administration clearance to market TLC D-99 or in five years. Pfizer was previously funding the development and clinical trials of TLC D-99. The Company received a payment upon signing the agreement with Pfizer and was reimbursed quarterly in advance of expenditures, based on an agreed-upon annual budget, for virtually all of its costs incurred in connection with product development and clinical testing.

The Company is conducting preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers. The Company also has a continuing discovery research program concentrating in oncology treatment.

VENTUSTM is a proprietary injectable liposomal prostaglandin E-1 developed to treat acute inflammatory and vaso-occlusive diseases. On June 25, 1997 the Company announced results of a Phase III study of VENTUSTM in the treatment for Acute Respiratory Distress Syndrome (ARDS), an inflammatory condition affecting the lungs. The Company's analysis of the two arms of the study showed no significant difference between patients receiving VENTUSTM or placebo either in reducing the time on mechanical ventilation or in 28 day mortality. No safety concerns for the drug were identified. The Company is evaluating the study to determine what, if any, further actions it should take in the development of the drug.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview (Continued)

In July 1997, the Company and the University of Texas and M.D. Anderson Cancer Center came to an agreement on terms to resolve pending patent litigation regarding a patent granted to the University of Texas that allegedly was infringed by ABELCET. The Company has received an exclusive license under the patent and has agreed to pay royalties to the University of Texas for past and future sales of ABELCET. The Company believes that some of these royalties may be offset against royalties payable to a third party under another agreement. The royalty on prior period sales due the University of Texas pursuant to the agreement has been reflected in the Consolidated Statement of Operations for the three and six month periods ended June 29, 1997. Additionally, the Company has agreed to issue the University of Texas a ten year warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $15 per share. The value of the warrant is being amortized as royalty expense based on actual and projected sales from 1995 to 2004, with the retroactive portion being reflected in the three and six month periods ended June 29, 1997.

On August 11, 1997, the Company entered into a settlement agreement with NeXstar Pharmaceuticals, Inc. ("NeXstar") and Fujisawa USA, Inc., terminating all litigation relating to the Company's liposome drying technology patents discussed under "Business: Patents and Proprietary Technology" in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. Pursuant to this agreement, the Company will receive a payment of $1,750,000 in the quarter ending September 28, 1997, and will receive quarterly payments based on AmBisome sales by NeXstar and its marketing partners beginning in 1998. All parties agreed to dismiss their claims in the actions pending in Delaware, the United Kingdom, Germany and the Netherlands, and NeXstar will withdraw its oppositions to certain of the Company's European and Japanese patents. NeXstar and the Company also granted to each other options to acquire licenses under other patented technology.

Results of Operations

Revenues

     - Three Months Ended June 29, 1997:

Total revenues of the Company for the quarter ended June 29, 1997 were $16,654,000 compared to $14,402,000 for the same period during 1996. This change in total revenue represents an increase of $2,252,000 or 15.6%. This net increase is due primarily to the increase in sales of ABELCET. The other components of revenue are collaborative research and development agreements and interest and investment income.

Net product sales of ABELCET for the second quarter ended June 29, 1997 were $15,220,000 compared to $12,467,000 for the second quarter 1996. Sales in the U.S. were $13,210,000, an increase of 30.6% from the prior year comparable period. The U.S. growth is related to greater conversion by physicians from use of conventional amphotericin B to ABELCET. During the second quarter, the Company implemented a targeted pricing schedule for large volume purchasers in the U.S. This program was designed as an inducement to hospitals to convert more amphotericin B usage to ABELCET, where appropriate. The price reduction is effected by rebates and chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales for these rebates and chargebacks. The provision for the second quarter ended June 29, 1997 was approximately $2,500,000. The Company will periodically evaluate the estimates used in establishing the reserve and make any necessary adjustments.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

International sales were $2,010,000 in 1997 versus $2,349,000 in 1996. Sales were lower primarily due to the timing of shipments to the Company's marketing partner in Spain and Portugal, where the Company has a marketing/distribution relationship with a local pharmaceutical Company.

Collaborative research and development revenues were $900,000 for the second quarter of 1997, $301,000 or 50.3% higher than the comparable prior year period. These revenues were all recorded for reimbursement from Pfizer for Company expenses in the co-development of TLC D-99 as a treatment for metastatic breast cancer. On July 15, 1997, the Company reacquired all development, manufacturing and marketing rights to TLC D-99 from Pfizer.

Interest and investment income for the three months ended June 29, 1997 and June 30, 1996 were $534,000 and $1,336,000, respectively. Interest income decreased primarily due to lower average cash and investment balances and lower average rates in the Company's investment portfolio in the 1997 quarter.

The Company anticipates continued growth in product sales as greater market penetration is achieved, higher sales volumes related to its tiered pricing policy are reached and commercial sales begin in additional countries. The Company is also aware that a competing product has received a favorable recommendation from an advisory committee of the FDA for the treatment of fever of unknown origin. The impact, if any, of ultimate FDA approval of this product on U.S. sales and growth of ABELCET is not presently quantifiable. Due to the Company's reacquisition of rights in TLC D-99 from Pfizer, the Company anticipates significant reductions or elimination of collaborative research and development revenues in future quarters, as the Company's collaborative research agreement with Pfizer has been terminated and it currently has no other agreements in place. Interest income will be related to the level of cash balances available for investment and the rate of interest earned.

     - Six Months Ended June 29, 1997:

Total revenues for the six months ended June 29, 1997 were $32,508,000, an increase of $5,697,000 or 21.2% compared to the six months ended June 30, 1996. The primary components of revenues for the Company are product sales, collaborative research and development revenue and interest, investment and other income. The major component of the revenue increase was the growth of U.S. product sales, which commenced in late 1995.

Net product sales of ABELCET for the first six months of 1997 were $29,625,000, of which $25,620,000 occurred in the U.S. with the remainder from international activity. The U.S. sales growth of $6,967,000 or 37.4% over the comparable prior year period, is related to greater conversion by physicians from use of conventional amphotericin B to ABELCET. 1997 sales unit volume increased 50.7% from the comparable prior year period. See discussion of the new pricing initiatives above with respect to the three months ended June 29, 1997.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Collaborative research and development revenues of $1,800,000 for the six months ended June 29, 1997 decreased $92,000 or 4.9% compared to the comparable prior year period. The change is primarily due to the level of developmental activity billable to Pfizer for TLC D-99. The Company earned all of its collaborative research and development revenues from Pfizer during 1997 and 1996.

Interest, investment and other income for the six months ended June 29, 1997 was $1,083,000 compared to $2,349,000 for the same 1996 period. Interest income decreased primarily due to lower average cash and investment balances in the Company's investment portfolio in the 1997 period. The average cash balances available for investment in the first six months of 1997 were significantly lower than the comparable 1996 period, until late April 1997, when the Company received $20,875,000 from a private investor for the issuance of 1,000,000 shares of Common Stock.

Expenses

     - Three Months Ended June 29, 1997:

The components of total expenses for the quarter ended June 29, 1997 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the three months ended June 29, 1997 were $25,204,000, an increase of $5,672,000 over the same prior year period. The Company reported approximately $3,900,000 of unusual charges for the second quarter 1997. The primary components were the organizational restructuring charges of $2,550,000, the provision for royalties on past sales under the University of Texas litigation settlement and the write-off of certain capitalized costs due to the unfavorable results of a VENTUSTM Phase III study.

Cost of goods sold was $5,080,000 or $1,040,000 higher than the same period last year. The change is primarily due to the increased unit volume of ABELCET sold during the 1997 quarter and the provision for royalties on past sales under the University of Texas litigation settlement. Partially offsetting this increase were improved production efficiencies in the manufacturing of ABELCET. The gross margin in 1997 was 66.6% compared to 67.6% in the comparable 1996 period. The principal reason for the slight decline in gross margin was lower pricing due to the implementation of the targeted pricing program in the second quarter of 1997, combined with the royalty provision previously discussed.

Research and development expense was $7,528,000 for the quarter ended June 29, 1997, 8.5% lower than the comparable prior year period. The decrease was due to the absence of the 1996 pre-production expenses for the start-up of the Indianapolis manufacturing facility during 1997. Partially offsetting this decrease was the write-off in the 1997 period of certain capitalized costs due to the unfavorable results of the VENTUSTM Phase III clinical study.

Selling, general and administrative expenses for the three months ended June 29, 1997 were $12,418,000 compared to $7,207,000 in 1996. A major component of the $5,211,000 increase is the restructuring charges of $2,550,000 following the unfavorable VENTUSTM Phase III study result. The balance of the increase is due to higher U.S. sales and marketing costs combined with increased legal expenses incurred in connection with intellectual property litigation. The U.S. sales and marketing increase is related to the growth of U.S. sales and marketing efforts, expanded medical education and marketing programs and a sales force expansion in late 1996.
                                  Page 12 of 18




                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Interest expense was $178,000 in the second quarter of 1997 or $122,000 higher than the comparable 1996 period. The major reason for the increase is interest expense related to a capital lease signed in December 1996.

Inventories increased as the Company produced ABELCET at both the Princeton and Indianapolis Manufacturing facilities while awaiting final FDA approval of the lower cost Indianapolis facility. Final FDA approval is expected in the third quarter of 1997. However, in order to reduce inventory to a more optimal level the benefits of the Indianapolis facility will not be realized until the fourth quarter of 1997. As a result, the Company anticipates that the third quarter gross margin percentage will be below the second quarter gross margin percentage. The Company expects research and development expenses to increase as a result of the reacquiring of TLC D-99 and the related costs of completing TLC D-99 product development. Selling, general and administrative expenses may increase due to marketing activity related to the launch of ABELCET in certain international markets.

     - Six Months Ended June 29, 1997:

The components of total expenses for the six months ended June 29, 1997 were cost of goods sold, research and development, selling, general and administrative, and interest expense. Total expenses for the six months ended June 29, 1997 were $45,527,000, an increase of $9,495,000 or 26.4% over the prior year period. In the second quarter, the Company included in total expenses approximately $3,900,000 of unusual charges. The primary components were the organizational restructuring charges of $2,550,000, the provision for royalties on past sales under the University of Texas litigation settlement and the write-off of certain capitalized costs due to the unfavorable results of a VENTUSTM Phase III study.

Cost of goods sold for the six months ended June 29, 1997 was $8,530,000 versus $7,264,000 in the 1996 period. The 17.4% increase from 1996 to 1997 of $1,266,000 was a result of the increased unit volume of ABELCET sold during 1997 and the provision for royalties on past sales under the University of Texas litigation settlement. Partially offsetting this increase were improved production efficiencies in the manufacturing of ABELCET. The gross margin for the first six months of 1997 was 71.2% to 67.8% in the comparable 1996 period. The principal reason for the improvement was a result of production efficiencies at the Princeton manufacturing facility, partially offset by impact of lower pricing and the royalty provision previously discussed.

Research and development expenses were $14,843,000 for the six months ended June 29, 1997, compared to $15,235,000 for the comparable prior year period. The major components of this category are research, development, clinical and regulatory activities. The decreased spending of $392,000 versus the comparable prior year period is due to the absence of the 1996 pre-production expenses for the start up of the Indianapolis manufacturing facility during 1997. Partially offsetting this decrease was the write-off in the 1997 period of certain capitalized costs due to the unfavorable results of the VENTUSTM Phase III clinical study.

Selling, general and administrative expenses for the first six months of 1997 were $21,775,000, a $8,362,000 increase versus the prior year period. The $8,362,000 increase is due to the restructuring charges of $2,550,000 following the unfavorable VENTUSTM Phase III study result. The balance of the increase is due to higher U.S. sales and marketing costs combined with increased legal expenses incurred in connection with intellectual property litigation. The U.S. sales and marketing increase is related to the growth of U.S. sales and marketing efforts, expanded medical education and marketing programs and a sales force expansion in late 1996.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Interest expense was $379,000 in the first six months of 1997 or $259,000 higher than the comparable 1996 period. The major reason for the increase is interest expense related to a capital lease signed in December 1996.

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

The net loss for the 1997 second quarter of $8,550,000 increased by $3,420,000 from the same prior year period. The net loss applicable to Common Stock was $8,550,000 or $0.23 per share and $5,701,000 or $0.17 per share for the second quarters 1997 and 1996, respectively. The primary reasons for the increase in the net loss were the restructuring charges, the provision for royalties under the University of Texas litigation settlement and the write-off of certain capitalized costs due to the unfavorable results of the Phase III study of VENTUSTM. These higher costs were partially offset by the elimination of Preferred Stock dividends as a result of conversions of Preferred Stock into Common Stock during 1996.

The net loss for the six months ended June 29, 1997 of $13,019,000 increased by $3,798,000 from the same prior year period. The net loss applicable to Common Stock of $13,019,000 for the period ended June 29, 1997 increased by $2,565,000 versus the same prior year period. The net loss applicable to Common Stock was $13,019,000 or $.36 per share and $10,454,000 or $.33 per share for the first six months of 1997 and 1996, respectively. The major reasons for the increase in the net loss were the restructuring charge, the provision for royalties under the University of Texas litigation settlement and the write-off of certain capitalized costs due to the unfavorable results of the Phase III study of VENTUSTM. These higher costs were partially offset by the elimination of Preferred Stock dividends as a result of conversions of Preferred Stock into Common Stock during 1996.

Liquidity and Capital Resources

The Company had $55,787,000 in cash and marketable securities as of June 29, 1997. Included in these reserves were cash and cash equivalents of $24,743,000, short-term investments of $14,114,000, long term investments in marketable securities of $5,000,000 and restricted cash of $11,930,000. Both short term and long term investments are available for sale. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities.

Inventories at June 29, 1997 increased $7,255,000 from December 29, 1996, as the Company produced ABELCET at both the Princeton and Indianapolis Manufacturing facilities while awaiting final FDA approval of the lower cost Indianapolis facility. Final FDA approval is expected in third quarter 1997. The Company expects to reduce inventories to more optimal levels and as such, may incur a deterioration in gross margins as the efficiencies of the new Indianapolis manufacturing facility may not be realized until the fourth quarter 1997.

Cash and marketable securities (both short and long-term) increased $8,607,000 from December 29, 1996 to June 29, 1997, due to the issuance of 1,000,000 shares of Common Stock to a private investor resulting in the receipt of $20,875,000, and the receipt of $2,145,000 from the exercise of stock options. Partially offsetting the cash inflows are the use of funds for operations, the net loss applicable to Common Stock (net of depreciation and provision for severance) of $7,918,000, higher ABELCET inventory (planned increases in inventory to facilitate the transfer of certain manufacturing operations from Princeton to Indianapolis) of $7,255,000.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Continued)

The Company entered into an agreement in December 1996 which provided for equipment lease financing under a sale-leaseback arrangement. The equipment is located primarily at the Indianapolis manufacturing facility. As of December 29, 1996, the Company received $6,101,000 under this financing agreement. The sale-leaseback financing is secured by a pledge of $5,000,000 aggregate principal amount of AAA rated securities, which are classified as restricted cash on the Balance Sheet. The Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities pledged in connection with the lease financing. In addition, the Company completed a working capital revolving credit line agreement in early 1997, which allows for a borrowing capacity of approximately $14,000,000 secured by approved account receivables and inventories. There have been no advances made against this line through the date of this report.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report, this investor has reported total holdings of approximately 24.99% of the Company's outstanding shares of Common Stock.

The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, interest earned on investments and the proceeds from maturity or sale of certain investments. Cash may also be provided to the Company by leasing arrangements for capital expenditures, financing of receivables and inventory under its line of credit, the licensing of its products and technology and the sale of equity or debt securities. The Company believes that its product revenues and revenues from other sources, coupled with its available cash and marketable securities reserves, will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and The Liposome Company, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials, (ii) future marketing approvals, (iii) the expansion of sales efforts, (iv) possible new licensing agreements, (v) the anticipated outcome or financial impact of litigation, (vi) future product revenues,
(vii) the future uses of capital, and financial needs of the Company and
(viii) cost savings from restructuring. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the Company is experiencing a rapid period of growth, and it is uncertain as to whether the rate of growth can be maintained; (b) the commercialization of ABELCET, is in an early stage and the ultimate rate of sales of ABELCET is uncertain; (c) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (d) competitors of the Company have developed and are developing products that are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (e) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations;
(f) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (g) the Company has incurred losses in each year since its inception and there can be no assurance of profitability in any future period.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

PART II -      OTHER INFORMATION

ITEM 1. The Company is involved in lawsuits, claims, investigations and proceedings, including patent, commercial, and environmental matters, which arise in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, cash flows, or results of operations. The Company has recently settled its litigation with the University of Texas and NeXstar Pharmaceuticals, Inc. See Notes to Consolidated Financial Statements under "Unusual Charges" with respect to the University of Texas settlement and "Subsequent Events" with respect to the NeXstar Pharmaceuticals, Inc. settlement.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) An annual meeting of stockholders of the Company was held on May 15, 1997.

(c) All members of the Board of Directors were re-elected at the annual meeting. The following votes were cast for and withheld from each nominee:

                                 For               Withheld
          Charles A. Baker       31,101,120        193,423
          James G. Andress       31,101,620        192,923
          Morton Collins         31,101,320        193,223
          Stuart F. Feiner       31,101,120        193,423
          Robert F. Hendrickson  31,101,620        193,923
          Bengt Samuelsson       31,101,620        193,923
          Joseph T. Stewart      31,101,120        193,423
          Gerald Weissmann       31,101,120        193,423
          Horst Witzel           31,101,620        193,923

          The appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 28, 1997 was ratified by a vote of 31,164,916 affirmative votes and 35,667 negative votes, with 93,960 shares abstaining.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

      None.

(b)       Reports on Form 8-K

     On June 25, 1997, the Company filed a report on Form 8-K regarding the results of a Phase III clinical trial of VENTUSTM, liposomal prostaglandin E-1, as a treatment for acute respiratory distress syndrome.

                   THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 13, 1997

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


DATE: August 13, 1997

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


























                                  Page 18 of 18