Form 10-Q
period 1997-09-28
LIPOSOME CO INC
filed 1997-11-12
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                        Washington, D. C.  20549

                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the Quarterly Period ended September 28, 1997 Commission file number 0-14887


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


                         Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               November 10, 1997

   Common Stock, $.01 par value                 37,540,019





               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                            TABLE OF CONTENTS


PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        September 28, 1997 and December 29, 1996                  3

        Consolidated Statements of Operations
        for the Nine Month and Three Month Periods Ended
        September 28, 1997 and September 29, 1996                 4

        Consolidated Statements of Cash Flows
        for the Nine Month Periods Ended
        September 28, 1997 and September 29, 1996                 5

        Notes to Consolidated Financial Statements              6-7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     8-16

Part II.                                        OTHER INFORMATION17

Signatures                                                       18




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













                                 Page 2

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (Unaudited)

                      ASSETS
Current assets:                                    9/28/97       12/29/96
      Cash and cash equivalents                       $ 18,715      $  1,841
      Short-term investments                            16,460       28,269
      Accounts receivable, net of allowance for doubtful
       accounts ($1,333 for 1997, $1,079 for 1996)       5,255        7,884
      Inventories                                       13,732        9,904
      Prepaid expenses                                     593          835
      Other current assets                                 203           47
           Total current assets                         54,958       48,780

Long-term investments                                    3,000       10,140
Plant and equipment, net                                26,153       28,292
Restricted cash                                         11,930        6,930
Other assets, net                                          371          413
       Total assets                                   $ 96,412     $ 94,555

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  1,777     $  1,806
   Accrued expenses and other current liabilities        6,270        7,682
   Current obligations under capital leases              2,231        2,348
   Current obligations under note payable                  303          303
       Total current liabilities                        10,581       12,139

Long-term obligation under capital leases                4,735        6,369
Long term obligation under note payable                    959        1,186
       Total liabilities                                16,275       19,694

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Common Stock, par value $.0l; 60,000 shares
     authorized; 37,493 and 36,061 shares issued
     and outstanding                                        375          361
Additional paid in capital                              261,796      237,809
Net unrealized investment loss                             (140)        (481)
Foreign currency translation adjustment                    (274)        (430)
Accumulated deficit                                    (181,620)    (162,398)
       Total stockholders' equity                        80,137       74,861

       Total liabilities and stockholders' equity     $  96,412      $ 94,555








                         See accompanying notes
                                 Page 3



               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per share data)
                               (Unaudited)


                                 Three Months Ended     Nine Months Ended

                                   9/28/97   9/29/96    9/28/97    9/29/96

Product sales                      $ 13,115 $ 13,799    $ 42,740   $ 36,369

Collaborative research and development
revenues...........                     531      610       2,331      2,502

Interest, investment and other income 2,404      501       3,487      2,850

      Total revenues.............    16,050   14,910      48,558      41,721

Cost of goods sold                    7,091    4,347      15,621      11,611

Research  and development expense.... 6,627    8,955      21,470      24,190

Selling, general and administrative
expense...                            8,366    6,905      30,141      20,318

Interest expense.....................   169       55         548         175

       Total expenses............... 22,253   20,262      67,780      56,294

Net Loss                             (6,203)  (5,352)    (19,222)    (14,573)

Preferred Stock dividends                 0       (2)          0      (1,235)

Net loss applicable to Common Stock  $(6,203) $ (5,354)  $(19,222)   $(15,808)

Net loss per share applicable to
   Common Stock..................... $ (0.17) $  (0.16)  $   (.52)   $   (.49)

Weighted average number of common
   shares outstanding................ 37,430     33,671    36,850       32,452














                         See accompanying notes
                                 Page 4


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                        Nine Months Ended

                                                     9/28/97     9/29/96
Cash flows from operating activities:

  Net loss                                        $ (19,222)  $ (14,573)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                    3,742       2,765
     Provision for bad debts                            254         476
     Other                                            1,033         565
     Changes in assets and liabilities
       Accounts receivable                            2,375        (860)
       Inventories                                   (3,828)     (3,547)
       Prepaid expenses                                 242        (129)
       Other current assets                            (156)        (53)
       Accounts payable                                 (29)       (796)
        Accrued expenses and other current liabilities (1,412)    1,756

     Net cash used by operating activities           (17,001)    (14,396)

Cash flows from investing activities:

  Purchases of short and long-term investments      (22,347)    (26,760)
  Sales of short and long-term investments...        41,637      48,724
  Restricted cash                                    (5,000)         --
  Purchases of property, plant and equipment         (1,561)     (8,045)

     Net cash provided by investing activities       12,729      13,919

Cash flows from financing activities:

  Net payments from registration of Common Stock       (158)         29
  Net payments from conversion of Preferred Stock        --        (466)
  Proceeds from the exercise of stock options         2,251       3,890
  Proceeds from private placement of Common Stock    20,875          --
  Principal payments under note payable                (227)       (227)
   Principal payments under capital lease obligations(1,751)     (1,128)
  Preferred Stock dividend payments                      --      (2,571)

      Net cash provided/(used) by financing activities  20,990     (473)

Effects of exchange rate changes on cash                156         (62)

Net  increase/(decrease) in cash and cash equivalents   16,874   (1,012)

Cash  and cash equivalents at beginning of the period    1,841     3,937

Cash and cash equivalents at end of the period         $18,715   $  2,925


                         See accompanying notes
                                 Page 5


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


  1.Basis of Presentation

     The  information  presented at September 28, 1997,  and  for  the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The December 29, 1996 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the
     Company's audited financial statements for the year ended December 29, 1996, which were included as part of the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. For the three months ended September 28, 1997 and the comparable prior year period, weighted average shares increased to 37,430,000 from 33,671,000. The increase is due primarily to certain conversions of Preferred Stock and the exercise of stock options. Also, on April 23, 1997 the Company issued an additional 1,000,000 shares at $20.875 per share to a private investor for cash of
     $20,875,000. At the date of this report this investor has reported total holdings of approximately 24.99% of the Company's outstanding Common Stock. Unexercised stock options (Common
     Stock equivalents) and, in the 1996 reported periods, the conversion of outstanding Preferred Stock to Common Stock are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

     The net loss per common share includes a charge for dividends paid on the outstanding shares of Preferred Stock of $0 and $.04 for the nine month period ended September 28, 1997 and September 29, 1996, respectively.

     In March 1996, the Company completed the call for the redemption of 50% of the Preferred Stock, with the remainder being called in October 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock, thereby eliminating the Company's annual Preferred Stock dividend requirements.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
     ("SFAS") No. 128 "Earnings Per Share", which specifies computation and disclosure requirements for earnings per share and is effective for financial statements issued after December 15, 1997. If SFAS No. 128 had been adopted at September 28, 1997 there would have been no change in the earnings per share amounts reflected in the accompanying financial statements.

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS No. 130 for the year ending January 3, 1999.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                               (Unaudited)


     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

  3.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:

                         September 28,   December 29,
                            1997            1996
      Finished goods       $2,984,000    $3,063,000
      Work in process       7,008,000     5,011,000
      Raw materials         3,208,000     1,447,000
      Supplies                532,000       383,000
                          $13,732,000    $9,904,000


  4.Supplemental Disclosure of Cash Flow Information

                                              Nine months Ended:
                                            9/28/97   9/29/96

    Cash paid during the year for interest  $548,000  $175,000


  5.Unusual Charges

     The Company reported approximately $3,900,000 of unusual charges for the second quarter 1997. The primary component was organizational restructuring charges of approximately $2,550,000 (classified as selling, general and administrative expense). The balance of the charges is attributable to the provision for royalties on past sales under the University of Texas litigation settlement of $768,000, including the amortization of the ten-year warrant issued to the University of Texas (classified as cost of goods sold), and the inventory and construction costs of $570,000 that would have been capitalized had it not been for the unfavorable results of a pivotal Phase III clinical study of VENTUSTM (classified as research and development expense).

     On July 18, 1997, the Company implemented the restructuring of the organization, including the elimination of approximately 137 positions. The Company expects to save approximately $8,000,000 annually as a result of this restructuring. The unspent balance of organizational restructuring charges at September 28, 1997 is approximately $250,000.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Overview

The Company is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 16 foreign countries and is the subject of marketing application filings in several other countries. In the United States, ABELCET has been cleared for marketing for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. Currently all product sales are derived from ABELCET.

In the U.S., as well as the U.K., the Company markets ABELCET with its own sales force. In Spain and Portugal, the Company has a marketing/distribution relationship with a local pharmaceutical company. In the third quarter, the Company announced that it had entered into an agreement with Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst"), a division of American Home Products Corporation, to be its marketing partner in France and Italy where product launches are expected in the fourth quarter of 1997. The Company will determine whether to market ABELCET directly or with a partner on a country-by-country basis as it receives future marketing approvals. In addition, sales are realized on a named patient basis in certain countries where marketing approval has not yet been received.

The Company is developing TLC D-99, liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. TLC D-99 is currently in two Phase III clinical studies comparing it to conventional doxorubicin as a single agent and in combination with cyclophosphamide, another commonly used chemotherapeutic agent. Results of an interim analysis of the studies indicates that TLC D-99 is significantly less cardiotoxic than conventional doxorubicin with essentially equal efficacy. If clinical results continue to be positive, the Company expects to file a new drug application with the U.S. Food and Drug Administration ("FDA") in mid-1998.

As part of implementing its strategy to develop an oncology franchise,
on   July   14,   1997,  the  Company  reacquired   all   development,
manufacturing and marketing rights to TLC D-99 from Pfizer Inc. ("Pfizer") who had previously been co-developing TLC D-99 with the Company. The Company is assuming control and the cost of all clinical studies including the ongoing Phase III clinical studies that were
previously  being  conducted  by  Pfizer.   Pfizer  was  also  funding
substantially all of the development and clinical trial costs of TLC D-
99. Pfizer has made available a credit line of up to $10 million to continue the development of TLC D-99, and to the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market TLC D-99 or in twenty quarterly installments commencing July 14, 2002. Pfizer will receive royalties on worldwide (except Japan) commercial sales of TLC D-99.

The Company is conducting preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers. If successful, the Company expects to file an investigational new drug application with the FDA and, if approved, to commence human clinical studies of TLC ELL-12 in mid-1998. The Company also has a continuing discovery research program concentrating in oncology treatment.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Overview (Continued)

On June 25, 1997 the Company announced results of a Phase III study of VENTUSTM as the treatment for Acute Respiratory Distress Syndrome
(ARDS), an inflammatory condition affecting the lungs. The Company's analysis of the two arms of the study showed no significant difference between patients receiving VENTUSTM or placebo either in reducing the time on mechanical ventilation or in 28 day mortality. No safety concerns for the drug were identified. The Company does not intend to perform any further significant development of VENTUSTM for this indication but, instead, intends to make VENTUSTM available for licensing to another company.

Following the results of the VENTUSTM study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy the Company restructured its operations to reflect ongoing operating realities and to focus the organization on the development and marketing of oncology and related pharmaceuticals. The Company expects to realize annual savings of approximately $8,000,000 from this restructuring.

In July 1997, the Company and the University of Texas and M.D. Anderson Cancer Center came to an agreement on terms to resolve pending patent litigation regarding a patent granted to the University of Texas that allegedly was infringed by ABELCET. The Company has received an exclusive license under the patent and has agreed to pay royalties to the University of Texas for past and future sales of ABELCET. The Company has paid all past royalties due under this agreement and has offset a portion against royalties payable to a third party under another agreement. Royalties on prior period sales due the University of Texas pursuant to the agreement have been reflected in the Consolidated Statement of Operations for the quarter ended June 29, 1997. Additionally, the Company has issued the University of Texas a ten year warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $15 per share. The value of the warrant is being amortized as royalty expense based on actual and projected sales from 1995 to 2004, with the retroactive portion being reflected in the second quarter of 1997 and the nine month period ended September 28, 1997.

On August 11, 1997, the Company entered into a settlement agreement with NeXstar Pharmaceuticals, Inc. ("NeXstar") and Fujisawa USA, Inc., terminating all litigation relating to the Company's liposome drying technology patents discussed under "Business: Patents and Proprietary Technology" in the Company's Annual Report on Form 10-K for the year ended December 29, 1996. Pursuant to this agreement, the Company received a payment of $1,750,000 in the quarter ended September 28, 1997, and will receive quarterly payments based on AmBisome sales by NeXstar and its marketing partners beginning in 1998. All parties agreed to dismiss their claims in the actions pending in Delaware, the United Kingdom, Germany and the Netherlands, and NeXstar will withdraw its oppositions to certain of the Company's European and Japanese patents. NeXstar and the Company also granted to each other options to acquire licenses under other patented technology.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

Revenues
     - Three Months Ended September 28, 1997:

Total revenues of the Company for the quarter ended September 28, 1997 were $16,050,000 compared to $14,910,000 for the same period during 1996. The change in total revenues represents an increase of $1,140,000 or 7.6%. This net increase is primarily due to the receipt of the NeXstar payment of $1,750,000, classified in interest, investment and other income, partially offset by lower sales of ABELCET. The other components of revenue are collaborative research and development revenues and interest, investment and other income.

Net product sales of ABELCET for the third quarter ended September 28, 1997 were $13,115,000 compared to $13,799,000 for the third quarter of 1996, a decline of $684,000 primarily due to changes in product pricing and, for international sales changes in foreign exchange rates. Unit shipments of ABELCET worldwide grew 27.8% over the comparable prior year period. Sales in the U.S. were $11,492,000, a decrease of 4.2% from the comparable prior year period primarily due to the effects of a targeted pricing program for large volume purchasers. International product sales were $1,623,000 in the third quarter of 1997 versus $1,798,000 in the third quarter of 1996. Sales of ABELCET in foreign countries are denominated in the local currency of the particular country. Revenues stated in U.S. dollars are thus subject to fluctuation based on changing exchange rates. In the 1997 third quarter the effect of the strong U.S. dollar on reported revenues more than offset local currency revenue increases, resulting in lower reported revenues compared to the third quarter of 1996.

During the second quarter of 1997, a targeted pricing program was implemented to induce hospitals to convert more amphotericin B usage to ABELCET, where appropriate. The price reduction is effected by rebates and chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales for these rebates and chargebacks. The provision for the third quarter ended September 28, 1997 was approximately $4,700,000. The Company periodically evaluates the estimates used in establishing the reserve and makes any necessary adjustments.

Collaborative research and development revenues were $531,000 for the third quarter of 1997, compared to $610,000 in the comparable prior year period. These revenues were all recorded for reimbursement from Pfizer for Company expenses in the co-development of TLC D-99 as a treatment for metastatic breast cancer. On July 14, 1997, the Company reacquired all development, manufacturing and marketing rights to TLC D-99 from Pfizer and has assumed all of the costs of the development program.

Interest, investment and other income for the three months ended September 28, 1997 and September 29, 1996 were $2,404,000 and
$501,000, respectively. The increase of interest, investment and other income of $1,903,000 is primarily due to the receipt of the NeXstar payment of $1,750,000 pursuant to the agreement signed in August 1997.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

In early 1997, a lipid-based product that competes with ABELCET was launched in the U.S. However, to date, there has been no significant penetration by that product in the market. Another competing product has received FDA marketing approval for the treatment of fever of unknown origin. The impact, if any, of the FDA approval of this product on U.S. sales and growth of ABELCET is not presently quantifiable. The Company anticipates continued growth in total product sales primarily due to the commencement of commercial sales in additional countries. Due to the Company's reacquisition of rights in TLC D-99 from Pfizer, the Company anticipates elimination of collaborative research and development revenues in future quarters, as it currently has no other agreements in place. Interest income will be related to the level of cash balances available for investment and the rate of interest earned.

     - Nine Months Ended September 28, 1997:

Total revenues for the nine months ended September 28, 1997 were $48,558,000, an increase of $6,837,000 or 16.4% compared to the nine months ended September 29, 1996. The primary components of revenues for the Company are product sales, collaborative research and development revenue and interest, investment and other income. The major component of the revenue increase was the growth of U.S. product sales in the first half of 1997, combined with the receipt of proceeds from the NeXstar settlement.

Net product sales of ABELCET for the first nine months of 1997 were $42,740,000, of which $37,112,000 occurred in the U.S. with the remainder from international activity. The U.S. sales growth of $6,458,000 or 21.1% over the comparable prior year period is related to greater conversion by physicians from the use of conventional amphotericin B to ABELCET. Sales unit volume in 1997 increased 32.3% from the comparable prior year period. However, the growth in product revenues was not proportionate due to the impact of the targeted pricing program (as discussed above with respect to the three months ended September 28, 1997). International sales were $5,628,000 for the nine months ended September 28, 1997 or $87,000 lower than the comparable prior year period. The major components of this change were a modest sales volume growth, offset by the unfavorable effects of foreign exchange rates.

Collaborative research and development revenues of $2,331,000 for the nine months ended September 28, 1997 decreased $171,000 or 6.8% compared to the comparable prior year period. The decrease is primarily due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to TLC D-99 from Pfizer. The Company earned all of its collaborative research and development revenues from Pfizer during 1997 and 1996.

Interest, investment and other income for the nine months ended September 28, 1997 was $3,487,000 compared to $2,850,000 for the same 1996 period. The increase of $637,000 is due to the receipt of proceeds from the NeXstar settlement of $1,750,000, partially offset by lower interest income due to lower average cash and investment balances in the 1997 period. Average cash balances available for investment in the first half of 1997 were significantly lower than the comparable 1996 period, until late April 1997, when the Company received $20,875,000 from a private investor for the issuance of 1,000,000 shares of Common Stock.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Expenses

     - Three Months Ended September 28, 1997:

The components of total expenses for the quarter ended September 28, 1997 were cost of goods sold, research and development, selling, general and administrative and interest expenses. Total expenses for the three months ended September 28, 1997 were $22,253,000, an increase of $1,991,000 over the comparable prior year period. The increase is primarily due to the Company's program to reduce inventories to more optimal levels, combined with higher litigation costs, partially offset by the absence in 1997 of pre-production costs incurred at the Indianapolis manufacturing facility ("Indianapolis") in 1996. The Company received FDA clearance to distribute ABELCET manufactured at its Indianapolis facility in the third quarter and will no longer manufacture ABELCET at its Princeton facility.

Cost of goods sold was $7,091,000 or $2,744,000 higher than the comparable period last year. The increase in cost of goods sold is primarily due to the Company's decision to reduce inventory to more optimal levels by not manufacturing ABELCET during the third quarter. As such, certain manufacturing overhead and related costs for Indianapolis were reflected as cost of goods sold in the third quarter of 1997. This treatment, combined with the effect of the targeted pricing program, contributed to the deterioration in the gross margin from 68.5% in the 1996 period to 45.9% in the 1997 third quarter.

Research and development expense was $6,627,000 for the quarter ended September 28, 1997, 26.0% lower than the comparable prior year period. The decrease was primarily due to the absence of the 1996 pre-production costs related to the start-up of Indianapolis.

Selling, general and administrative expenses for the three months ended September 28, 1997 were $8,366,000 compared to $6,905,000 in 1996. A major component of the $1,461,000 increase is higher legal costs associated with the intellectual property litigation which was settled in the third quarter of 1997. The balance of the increase is due to higher U.S. sales and marketing costs related to the sales force expansion in late 1996.


















                                 Page 12
               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Interest expense was $169,000 in the third quarter of 1997 or $114,000 higher than the comparable 1996 period. The reason for the increase is interest expense related to a capital lease signed in December 1996.

The Company expects the gross margin for ABELCET to improve as its inventory reduction program is expected to be completed in the fourth quarter of 1997, and the Company starts to recognize the advantages of lower unit manufacturing costs at Indianapolis starting in 1998. The Company expects research and development expenses to increase as a result of the reacquisition of TLC D-99 and the related costs of completing TLC D-99 product development. Selling, general and administrative expenses may increase due to marketing activity related to the launch of ABELCET in certain international markets.

     - Nine Months Ended September 28, 1997:

The components of total expenses for the nine months ended September 28, 1997 were cost of goods sold, research and development, selling, general and administrative, and interest expenses. Total expenses for the nine months ended September 28, 1997 were $67,780,000, an increase of $11,486,000 or 20.4% over the prior year period. One reason for the increase is the recording of unusual charges of $3,900,000 in the second quarter of 1997. The primary components of the unusual charge were the organizational restructuring cost of $2,550,000 (classified as selling, general and administrative expense), the provision for royalties on past sales under the University of Texas litigation of $768,000 (classified as cost of goods sold) and the write-off of $570,000 of inventory and construction costs that would have been capitalized had it not been for the unfavorable results of the VENTUSTM Phase III study (classified as research and development expense).

Cost of goods sold for the nine months ended September 28, 1997 was $15,621,000 versus $11,611,000 in the 1996 period. The 34.5% increase from 1996 to 1997 of $4,010,000 was a result of the increased unit volume of ABELCET sold during 1997, the expensing of certain manufacturing overhead and related costs resulting from the decision to reduce inventories by not producing ABELCET in the third quarter and the inclusion of royalties on past sales under the University of Texas litigation settlement. Partially offsetting this increase were improved production efficiencies in the manufacturing of ABELCET in the first half of 1997. The gross margin for the first nine months of 1997 was 63.5% versus 68.1% in the comparable 1996 period. The decline in gross margin was due to management's decision not to manufacture during the third quarter (see inventory discussion under the liquidity and capital resources section), the impact of lower pricing and the royalty provision.

Research and development expenses were $21,470,000 for the nine months ended September 28, 1997, compared to $24,190,000 for the comparable prior year period. The major components of this category are
research,  development,  clinical  and  regulatory  activities.    The
decreased spending of $2,720,000 versus the comparable prior year period is due to the absence in 1997 of pre-production costs for the start up of the Indianapolis manufacturing facility incurred in 1996. Partially offsetting this decrease was the write-off of $570,000 in the second quarter of 1997 of inventory and construction costs that would have been capitalized had it not been for the unfavorable results of the VENTUSTM Phase III clinical study, combined with higher expenditures related to the development of TLC ELL-12.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Selling, general and administrative expenses for the first nine months of 1997 were $30,141,000, a $9,823,000 increase over the prior year period. The increase is due to the restructuring charges of $2,550,000 following the unfavorable VENTUSTM Phase III study result. The unspent balance of the organizational restructuring charges at September 28, 1997 is approximately $250,000. The balance of the increase is due to higher U.S. sales and marketing costs combined with increased legal expenses incurred in connection with intellectual property litigation. The U.S. sales and marketing increase is related to the growth of U.S. sales and marketing efforts, expanded medical education and marketing programs and the sales force expansion that began in late 1996.

Interest expense was $548,000 in the first nine months of 1997 or $373,000 higher than the comparable 1996 period. The reason for the increase is interest expense related to a capital lease signed in December 1996.

Net Loss, Net Loss Applicable to Common Stock and Net Loss per Share of Common Stock

The net loss for the 1997 third quarter of $6,203,000 increased by $851,000 from the same prior year period. The net loss applicable to Common Stock was $6,203,000 or $0.17 per share and $5,354,000 or $0.16 per share for the third quarter of 1997 and 1996, respectively. The primary reasons for these changes are the same as those stated in the previous discussion detailing quarter to quarter changes.

The net loss for the nine months ended September 28, 1997 of $19,222,000 increased by $4,649,000 from the same prior year period. The net loss applicable to Common Stock of $19,222,000 for the period ended September 28, 1997 increased by $3,414,000 versus the same prior year period. The net loss applicable to Common Stock was $19,222,000 or $.52 per share and $15,808,000 or $.49 per share for the first nine months of 1997 and 1996, respectively. The primary reasons for these changes are the same as those stated in the previous discussion detailing the nine month changes.

Liquidity and Capital Resources

The Company had $50,105,000 in cash and marketable securities as of September 28, 1997. Included in these reserves were cash and cash equivalents of $18,715,000, short-term investments of $16,460,000, long term investments in marketable securities of $3,000,000 and restricted cash of $11,930,000. Both short term and long term investments are available for sale. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities.

Inventories at September 28, 1997 increased $3,828,000 from December 29, 1996. The Company built higher inventories in the first half of 1997, peaking at $17,159,000, at June 29th, to insure a smooth transition from the Princeton to the Indianapolis manufacturing facility. FDA approval for Indianapolis was received in third quarter 1997 and the Company has reverted the Princeton manufacturing facility to development use. As planned, the Company reduced inventories by not producing ABELCET during the third quarter of 1997, thus lowering inventories by $3,427,000. This decision negatively impacted gross margins in the third quarter. The Company anticipates that the full efficiencies of the new Indianapolis facility may not be realized until the first quarter of 1998.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Continued)

Cash and marketable securities (both short and long-term and restricted cash) increased $2,925,000 from December 29, 1996 to September 28, 1997, due to the sale of 1,000,000 shares of Common Stock to a private investor resulting in the receipt of $20,875,000, and the receipt of $2,251,000 from the exercise of stock options. Partially offsetting the cash inflows are the use of funds for operations, the net loss applicable to Common Stock (net of depreciation) of $15,480,000, higher ABELCET inventory (planned increases in inventory to facilitate the transfer of certain manufacturing operations from Princeton to Indianapolis) of $3,828,000 and capital spending of $1,561,000.

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

The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, interest earned on investments and the proceeds from maturity or sale of certain investments. Cash may also be provided to the Company by leasing arrangements for capital expenditures, financing of receivables and inventory under its line of credit, a line of credit from a former licensing partner, the licensing of its products and technology and the sale of equity or debt securities. The Company believes that its product revenues and revenues from other sources, coupled with its available cash and marketable securities reserves, will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and The Liposome Company, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies, (ii) the timing of filing of new drug applications, (iii) future marketing approvals, (iv) the expansion of sales efforts, (v) possible new licensing agreements, (vi) future product revenues, (vii) the future uses of capital, and financial needs of the Company, (viii) cost savings from restructuring and (ix) manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET, is in an early stage and the ultimate rate of sales of ABELCET is uncertain; (b) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (e) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (f) the Company has incurred losses in each year since its inception and there can be no assurance of profitability in any future period.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

PART II -      OTHER INFORMATION

ITEM 1.   Legal Proceedings

          The Company is involved in lawsuits, claims, investigations and proceedings, including patent, commercial, and environmental matters, which arise in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, cash flows, or results of operations. In the third quarter of 1997, the Company settled its litigation with the University of Texas and NeXstar Pharmaceuticals, Inc. The terms of these settlements are summarized in "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Overview" and the settlement agreements are filed as exhibits to this Report on Form 10-Q.

ITEM 2.   Changes in Securities and Use of Proceeds

          A warrant to purchase one million shares of the Company's Common Stock was issued to the University of Texas M.D. Anderson Cancer Center pursuant to the litigation settlement described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." The transaction was exempt from registration pursuant to
          Section 4(2) of the Securities Act of 1933.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

10-1 Termination Agreement dated July 14, 1997, among The Liposome Company, Inc., Pfizer Inc., and Pfizer Pharmaceuticals Production Corporation (confidential treatment requested).

10-2      Settlement  Agreement  dated  August  11,  1997,  among  The
          Liposome Company, Inc., NeXstar Pharmaceuticals Inc., and Fujisawa USA, Inc. (confidential treatment requested).

10-3 Settlement Agreement dated July 1, 1997 among The Liposome Company, Inc., the Board of Regents of the University of Texas System, and the University of Texas M.D. Anderson Cancer Center, including Patent License Agreement as Exhibit B (incorporated by reference from Registration Statement on Form S-3 filed on September 30, 1997).

27        Financial Data Schedule

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


DATE: November 12, 1997

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