Form 10-K
period 1997-12-28
LIPOSOME CO INC
filed 1998-03-26
CIK 786557

62



          S E C U R I T I E S   A N D   E X C H A N G E
                       C O M M I S S I O N

                    Washington, D. C.  20549

                         F O R M   10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For fiscal year ended December 28, l997
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

                  Common Stock, $.0l Par Value;
     Depositary Shares each representing 1/10 of a share of
                      Registrant's Series A
      Cumulative Convertible Exchangeable Preferred Stock;
     Series A Cumulative Convertible Exchangeable Preferred
                      Stock,  $.01 Par Value
                        (Title of Class)


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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 1998, was approximately
$149,388,777 based upon the last reported sales price of the registrant's Common Stock on the Nasdaq National Market.

At February 25, 1998 there were 37,672,503 shares of the Registrant's Common Stock outstanding.


               DOCUMENTS INCORPORATED BY REFERENCE

             Document                      Form l0-K Part

     Proxy Statement for l998 Annual Meeting   Part III

                   THE LIPOSOME COMPANY, INC.
                 1997 ANNUAL REPORT - FORM 10-K


                        TABLE OF CONTENTS

ITEM NO.                                                    PAGE

Part I                                                        4

  1. Business                                                 4
      Overview/Business Strategy                              4
      Product Development                                     6
      Manufacturing                                          10
      Marketing Strategy                                     10
      Credit and Working Capital Practices                   11
      Human Resources                                        11
      Patents and Proprietary Technology                     11
      Governmental Regulation                                12
      Competition                                            13
      Executive Officers                                     15
  2. Properties                                              18
  3. Legal Proceedings                                       18
  4. Submission of Matters to a Vote of Security Holders
18


Part II                                                      19

  5. Market for Registrant's Common Equity and Related
      Stockholder Matters                                    19
  6. Selected Financial Data                                 20
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    21
  7a.
Quantitative and Qualitative Disclosures About
      Market Risk                                            30
  8. Financial Statements and Supplementary Data             30
  9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                    30

Part III                                                     31

 10. Directors and Executive Officers of the Registrant
31
 11. Executive Compensation                                  31
 12. Security Ownership of Certain Beneficial Owners
      and Management                                         31
 13. Certain Relationships and Related Transactions          31


Part IV                                                      32

 14. Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                               32
                             PART I

Item l.  Business

   This report contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of The Liposome Company, Inc., and actual events or results may differ materially. These statements concern, among other things, future sales growth and market potential of ABELCETr, future marketing approvals of ABELCETr, completion of the development and commercialization of EVACETTM, the development and potential applications of TLC ELL-12, the timing and potential of the Company's other early-stage research programs, and the future progress and profitability of the Company. While these statements reflect the Company's best current judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors, including those discussed in the following text, financial statements and their accompanying footnotes, the risk factors identified in the Registration Statement on Form S-3 dated October 29, 1997, and other risk factors detailed from time to time in the Company's filings with the SEC.

OVERVIEW/BUSINESS STRATEGY

  The Liposome Company, Inc. (together with its subsidiaries, the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. Organized in 1981, the Company's marketed product and products in development are based on its knowledge and
understanding  of  lipids,  the  substances  that  comprise   the
membrane of all living cells. The products developed by the Company with this technology include drug delivery vehicles and novel pharmaceuticals utilizing modulated cell signaling and bio-active lipids. To supplement and expand its internal discovery capabilities, the Company may in-license pharmaceutical compounds for further development, manufacturing and marketing.

  ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 18 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCET has been cleared for marketing for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCET.

  In the U.S., Canada and the United Kingdom, the Company markets ABELCET with its own sales force. For other countries, the Company's general strategy is to market ABELCET through partners. Specific partnerships are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

   The Company is developing EVACETTM (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. EVACETTM is currently in two Phase III clinical studies comparing it to conventional doxorubicin as a single agent and in combination with cyclophosphamide, another commonly used chemotherapeutic agent. Results of an interim analysis of the studies indicate that EVACETTM is significantly less cardiotoxic than conventional doxorubicin with essentially equal efficacy. If clinical results continue to be positive, the Company expects to file a new drug application for EVACETTM with the U.S. Food and Drug Administration ("FDA") in 1998.

   The Company is conducting preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different
cancers.   If  successful,  the  Company  expects  to   file   an
investigational new drug application with the FDA and, if approved, to commence human clinical studies of TLC ELL-12 in 1998.

    The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: bromotaxol (a hydrophobic derivative of paclitaxel), which has shown anticancer activity in several experimental models; ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis),  certain  of  which the  Company  has  identified  as
displaying   anticancer   activity;   and   fusogenic   liposomes
(liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

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

   Following the results of the VENTUSTM study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy, the Company restructured its operations to reflect ongoing operating realities and to focus the organization on the development and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in the second quarter. The annualized benefit of the restructuring is approximately $8,000,000.

   Additionally, in order to gain operational access to a second, potentially significant oncology-related drug, the Company reacquired, on July 14, 1997, all development, manufacturing and marketing rights to EVACETTM from Pfizer Inc. ("Pfizer"), which had previously been co-developing EVACETTM with the Company. The Company is assuming control and the cost of all clinical studies, including the ongoing Phase III clinical studies that were previously being conducted by Pfizer. Pfizer will receive royalties on worldwide (except Japan) commercial sales of EVACETTM.

  In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. and Fujisawa U.S.A., Inc. Under the UT settlement the Company received an exclusive license under UT's patent and paid past royalties in a combination of cash and stock, agreed to pay royalties on future sales of ABELCET, and issued to UT a ten year warrant to purchase 1 million shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received a payment of $1,750,000 and will receive quarterly payments based on all AmBisome sales beginning in 1998.




PRODUCT DEVELOPMENT

     The following table summarizes the principal product development activities of the Company:

Product/Program          Use              Status(1)        Marketing
                                                           Rights
Anti-
infective
and Cancer     United States
ABELCET        Systemic fungal     Marketing and          The Company
               infections in       sales
               patients
               refractory to, or
               intolerant of,
               amphotericin B.

               International                             The Company;
               Systemic fungal     Approved in:          Laboratorios
               infections (first   France, Italy,        Esteve, SA
               and/ or second-     United Kingdom,       (Spain,
               line indications)   Canada, Spain and     Portugal)
                                   other countries.
                                   Other marketing       Wyeth-Lederle
                                   approvals             (France,
                                   pending.              Italy, Nordic
                                                         countries)

EVACETTM       Metastatic breast                         The Company
(Formerly      cancer              Phase III ongoing
TLC D-99)

TLC ELL-12     Various cancers                           The Company
                                   Preclinical
                                   toxicology
Bromotaxol     Various cancers     studies               The Company

Ceramides      Various cancers     Research              The Company
and
sphingosines                       Research
               Efficient delivery                        The Company
Gene Therapy   of genes to target
Delivery       using fusogenic     Research
               liposomes


(1) Research denotes work up to and including bench scale production of a formulation that meets the basic product performance characteristics established for the product including demonstration of in vivo efficacy in animal models.

     Preclinical testing denotes work to refine product performance characteristics and studies relating to product composition, stability, scale-up, toxicity and efficacy to create a prototype formulation in preparation for the filing of an IND application with the FDA for authority to commence testing in humans (clinical studies).

     Phase I-III clinical studies denote safety and efficacy tests in human patients in accordance with FDA guidelines as follows:
      Phase I:  Dosage and tolerance studies.
            Phase  II:      Detailed evaluations  of  safety  and
      efficacy.
            Phase III: Larger scale evaluation of safety and efficacy potentially requiring larger patient numbers, depending on the clinical indication for which marketing approval is sought.
      See "Governmental Regulation."

Technology

   The Company's products are based on its proprietary knowledge of lipid technology to employ liposomes or lipid complexes as a vehicle to deliver an active therapeutic ingredient, or in the case of bioactive lipids, to develop novel therapeutics based on lipids that are biologically active. Liposomes are microscopic man-made spheres composed of lipids that can be engineered to entrap drugs or other biologically active molecules. A lipid complex is an organized assembly of phospholipids whereby an active pharmaceutical is interspersed and tightly bound to adjoining lipid molecules. In many cases, lipid complexed and liposomal pharmaceuticals can provide less toxicity and/or better efficacy than might otherwise result from the underlying active ingredient.

   Lipid technology is extremely broad and offers numbers of opportunities for the development of new therapeutics. Recent advances in the understanding of the biological roles of lipids suggest that, in addition to forming a protective barrier enabling cells to live, they also serve other purposes, such as communicating information that originates in the external environment to the internal chemistry of the cell. Based on these discoveries, scientists at the Company believe that lipids or lipid derivatives are likely to play a pivotal role in modulating cellular chemistry and hence cell function. The research now underway at the Company is based on these new understandings of the role of lipids. This role has profound pharmacological implications, i.e., that lipids themselves can be biologically active and therapeutically useful.

Products

  ABELCET (Amphotericin B Lipid Complex Injection)

   ABELCET (Amphotericin B Lipid Complex Injection) has been developed for the treatment of systemic fungal infections such as candidiasis, aspergillosis and cryptococcal meningitis occurring primarily in immunocompromised patients such as cancer chemotherapy patients, organ and bone marrow transplant recipients and people with AIDS.

   Amphotericin B, the active ingredient in ABELCET, is a broad spectrum anti-fungal agent that is believed to act by penetrating the cell wall of a fungus, thereby killing it. In its conventional form, amphotericin B is particularly toxic to the kidneys, an adverse effect that often restricts the amount that can be administered to a patient. While still a nephrotoxic drug, ABELCET is able to deliver much greater amounts of amphotericin B while significantly reducing the kidney toxicity associated with the conventional drug.

   ABELCET has received regulatory marketing approval in the United States and eighteen international markets including
France, Italy, the United Kingdom, Canada and Spain. Marketing applications are in various stages of review in several additional countries.

  Systemic fungal infections are a major threat to those patients whose immune systems are compromised. The Company is marketing ABELCET in the United States for the treatment of these infections in patients who have failed on or who are intolerant of conventional amphotericin B. In France and certain other countries ABELCET is marketed as a second line treatment for certain severe systemic fungal infections. In Italy, Spain, the United Kingdom and other countries, ABELCET has also been approved as a primary (first-line) therapy for certain fungal infections.

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

   In February 1995, the Company received its first approval to market ABELCET from the Medicines Control Agency of the United Kingdom. ABELCET was approved in Spain in late 1995 and in certain smaller countries during 1996. During 1997 and the beginning of 1998, the Company received approvals to market ABELCET in Italy, Austria, Spain, France, Switzerland, Canada,
Norway and Hong Kong. The Company believes it may receive marketing approvals in additional countries during 1998 and in later years.

EVACETTM (Liposomal Doxorubicin)

   The Company is developing EVACETTM, liposomal doxorubicin (formerly TLC D-99) as a treatment for metastatic breast cancer. Doxorubicin, one of the most widely-used chemotherapeutic drugs, is used in the treatment of many solid tumors, leukemias and lymphomas. A substantial portion of the usage of doxorubicin is believed to be for the treatment of breast cancer, and about 40% of the U.S. usage is believed to be for the treatment of metastatic breast cancer. However, doxorubicin, in addition to the acute toxicities typical of chemotherapeutic drugs, can cause irreversible cardiac damage which is often the cumulative dose-limiting factor for such anthracycline (anti-cancer) chemotherapeutic agents. The individual maximum dosage given to a patient is limited by these and other toxic side effects.

   EVACETTM is currently in two Phase III clinical studies comparing it to conventional doxorubicin as a single agent and in combination with cyclophosphamide, another commonly used chemotherapeutic agent. Results of an interim analysis of the studies indicates that EVACETTM is significantly less cardiotoxic than conventional doxorubicin with essentially equal efficacy. If clinical results continue to be positive, the Company expects to file a new drug application with the FDA in 1998. The Company also expects to conduct clinical studies of EVACETTM in other tumor types.

   As part of implementing its strategy to develop an oncology franchise and in order to acquire operating rights to a second, potentially significant, drug, on July 14, 1997, the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer which had previously been co-developing EVACETTM with the Company. The Company is assuming control and the cost of all clinical studies including the ongoing Phase III clinical studies that were previously being conducted and funded by Pfizer. Pfizer was also reimbursing the Company for substantially all of the development costs of EVACETTM that were being incurred by the Company. Pfizer has made available a credit line of up to $10 million to continue the development of EVACETTM, and to the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. Pfizer is entitled to receive royalties on worldwide (except Japan) commercial sales of EVACETTM.

TLC ELL-12 (Liposomal Ether Lipid)

  The Company is developing TLC ELL-12 (a liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers including prostate cancer and non-small-cell lung carcinoma.

   TLC ELL-12 is believed to employ a different mechanism of action than conventional anti-cancer agents; it does not interact directly with DNA and is not myelosuppressive. Thus, it may complement many standard chemotherapeutic agents. In preclinical studies conducted by the Company's scientists, TLC ELL-12 has been shown to be active in tumor models of melanoma, lung cancer, leukemia and multiple drug resistant cell lines. Additionally, it has been shown to be active in a model of human prostate cancer.

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

   TLC ELL-12 is currently undergoing preclinical toxicology studies in preparation for human clinical studies. If successful, the Company expects to file an investigational new drug application with the FDA and, if approved, to commence human clinical studies of TLC ELL-12 in 1998.

Research Programs

Bromotaxol

   Bromotaxol (a hydrophobic derivative of paclitaxel) has shown anticancer activity in several experimental models. In a model of a human ovarian cancer tumor, mice treated with bromotaxol have remained tumor free for extended periods of time. If initial research data is confirmed, the Company expects to enter a hydrophobic taxane derivative into a formal development program in 1998 leading to the possible commencement of human clinical studies in 1999.

Ceramides and sphingosines

   Ceramides and sphingosines are molecules widely implicated in cell differentiation and apoptosis. The Company has identified and developed a family of such molecules displaying anticancer activity. In vitro, they have been shown to be active against several human cancers including non-small-cell lung, breast, renal cell, ovarian and colon cancer, as well as against drug resistant cell lines. One compound thus far apparently has activity against a multiple drug resistant tumor in vivo. The Company is conducting research to identify molecules within this family that could be attractive product candidates.

Gene therapy

   The Company is conducting research to discover a means for efficiently delivering genes to their intended targets. Company researchers have successfully put DNA into liposomes and have achieved fusion of these liposomes to cells, thereby accomplishing the direct delivery of the liposome contents into the cell interior. Company scientists have also succeeded in protecting these liposomes from degradation and are able to modulate their circulation time. The research team is now attempting to develop systems to target these fusogenic liposomes to particular cell types.

Research Costs

   During 1997, 1996 and 1995, the Company's research and development costs were approximately $28.9 million, $29.4 million and $30.1 million, respectively.

   There can be no assurance that any of the products described above or resulting from the Company's research programs will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

MANUFACTURING

  The Company owns a 55,000 square foot manufacturing facility in Indianapolis, Indiana, designed for the production of large commercial quantities of its products. In August 1997, following a retrofit of a portion of the facility to manufacture ABELCET, the Company received FDA approval for commercial production of ABELCET from that facility. The facility has also been approved by several international regulatory authorities. During 1997, the Company transferred the production of ABELCET from its Princeton manufacturing facility to Indianapolis in order to take advantage of the attractive manufacturing economies available from producing on a larger scale that was possible at the Company's Princeton facility.

   The Company also has a multiproduct manufacturing facility at its Princeton site. This facility was designed to manufacture clinical and initial commercial quantities of the Company's products and to accommodate manufacturing for future products using similar processes. This facility has been approved by the FDA for the manufacture of ABELCET for sale in the United States and by regulatory authorities in other countries.

   The Company believes that its current facilities, staff and sources and availability of raw materials are adequate for the manufacture of preclinical and clinical supplies of its products and for the production of commercial quantities of ABELCET. There is no assurance that EVACETTM or other developmental products can be successfully manufactured on a commercial scale at the Company's current facilities.

MARKETING STRATEGY

   In the United States, Canada and the United Kingdom, the Company markets ABELCET through its own sales force. The Company determines whether to market ABELCET directly or with a partner on a country-by-country basis. In addition, sales are realized on a named patient basis in certain countries where marketing approval has not yet been received.

  In the United States, the Company has hired and trained a sales force of approximately forty experienced representatives to market ABELCET. Sales representatives are based in key cities throughout the U.S. and are solely dedicated to the marketing of ABELCET to hospitals.

   In December 1995, the Company entered into a marketing and distribution agreement with Laboratorios Esteve SA ("Esteve") for the marketing of ABELCET in Spain and Portugal. Esteve is a leading marketer of pharmaceutical products in Spain and is headquartered in Barcelona, Spain. Under the agreement, Esteve shall promote and sell ABELCET, and the Company is responsible for overall strategy and product management.

  In the third quarter, 1997, the Company entered into agreements with affiliates of Wyeth-Ayerst International, Inc. ("Wyeth-Ayerst"), a division of American Home Products Corporation, to be its marketing partners in France and Italy. Subsequently, the Company entered into additional agreements with Wyeth-Ayerst to include the marketing of ABELCET in the Nordic countries. Wyeth-Ayerst has a strong presence in the European hospital market and is skilled in the infectious disease and oncology sectors, which are primary areas of ABELCET usage.

  For financial information concerning the Company's domestic and international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues" and Note 10 to the Consolidated Financial Statements.

CREDIT AND WORKING CAPITAL PRACTICES

   In the United States, the Company sells ABELCET primarily to drug wholesalers who, in turn, sell the product to hospitals and certain other third parties. In some cases, product is sold by the Company directly to institutions.

   International sales generally are made to the Company's marketing partners, in countries where such agreements have been established, and directly to hospitals in countries where the Company has retained marketing rights. Hospitals overseas in general are funded directly by the governments of the respective countries.

   The  Company's  credit practices and related  working  capital needs  are  believed to be comparable to those  of  other  market
participants.   Collection periods tend to be  longer  for  sales
outside the United States.

   Customers may return defective or out of date merchandise for credit or replacement. Such returns have been insignificant.

HUMAN RESOURCES

   At December 28, 1997, the Company had 280 full-time employees, 25 of whom hold Ph.D. degrees and 4 of whom hold M.D. degrees or the foreign equivalent. Of these employees, 167 are engaged in research, development, clinical development and manufacturing activities, 69 in sales and marketing and 44 in administration.

   The Company considers its relations with its employees to be excellent. None of its employees is covered by a collective bargaining agreement. The Company attempts to offer competitive compensation and fringe benefits programs to its employees.

PATENTS AND PROPRIETARY TECHNOLOGY

   The Company considers the protection of its proprietary technology rights to be important to its business. In addition to seeking United States patent protection for many of its inventions, the Company files patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of its foreign business. As of December 28, 1997, the Company had 59 United States patents as well as 434 foreign counterpart patents, and 61 United States patent applications and 734 foreign counterpart patent applications (including those filed in designated countries under patent treaties) pending. Patents issued and applied for cover inventions including new types of liposomes and their preparation, processes for the therapeutic application of liposomes, lipid purification, lipid based delivery systems and product compositions. The Company has acquired and licensed proprietary technology from universities, research organizations and other companies in return for payments and continuing royalty obligations. The Company has obtained patents in the United States for inventions which may be employed with respect to ABELCET, EVACETTM, the family of ceramides and aspects of the Company's technology in gene therapy delivery and has patent applications pending in Europe and Japan for such inventions. The Company has been awarded patents and has patent applications pending for inventions which may be employed with respect to these and other products in various selected countries, as well.

   The Company owns worldwide rights to manufacture and market ABELCETr under its patent rights and other proprietary technology rights. In connection with the reacquisition of product rights from Bristol-Myers Squibb ("BMS") in January 1993, the Company agreed to pay royalties to BMS on sales of ABELCETr. The Company also pays royalties to the University of Texas on ABELCETr sales pursuant to a litigation settlement finalized in July 1997. This settlement gave the Company exclusive rights under a patent assigned to the University of Texas by inventors at the M.D. Anderson Cancer Center relating to liposomal amphotericin B. A portion of these royalties is offset against the royalty payments to BMS.

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

   The Company also intends to rely on unpatented trade secrets and proprietary know-how and continuing technological innovation to maintain and develop its commercial position. The Company has entered into confidentiality agreements with its employees, consultants and advisors, and various companies with which it does business.

   The Company owns rights in the trademarks employed in its business. "ABELCETr" is a registered trademark in the United States and all of the European countries in which Amphotericin B
Lipid  Complex  is  approved  for  marketing.   "EVACET"  is   a
trademark of the Company pending registration in a number of countries. Other trademarks used by the Company include the graphic ball logo, the name "CLEAR," the slogan "Expanding the Horizons of Biotechnology," and other trademarks and service marks identifying the Company's products and services.

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

   The Company is aware that other companies are developing and marketing lipid-based amphotericin B products. One such company has been selling a liposomal amphotericin B in certain European countries since 1989. In August 1997, a licensee of this Company received FDA approval in the U.S. for several indications, and the product has been marketed in the U.S. since October, 1997. Another company received its first marketing approval for its version of a lipid based amphotericin B product during 1994, and its licensees are currently marketing such product in certain European and other countries. In November 1996, the FDA approved this competitor's application for the use of its product as a second line treatment for aspergillosis, and the product is now marketed in the U.S. for that indication. Such competitor has filed for an expanded indication in the U.S.

   The two competitors referred to in the proceeding paragraph also have liposomal anthracycline products. The FDA has granted accelerated approval to one competitor for its product for the treatment of Kaposi's Sarcoma where other agents have failed and has cleared for marketing the product of another competitor for the treatment of Kaposi's Sarcoma. These products are currently being marketed in the U.S. and certain other countries for these indications. No approvals have been granted by the FDA for these products as treatment for solid tumors, although they are believed to be in development for certain types of cancer.

    Other groups active in the field include colleges, universities, and public and private research institutions which are becoming more active in seeking patent protection. These institutions have also become increasingly competitive in recruiting personnel from a limited number of scientists and technicians.


EXECUTIVE OFFICERS

   Information with respect to the executive officers of the Company furnished by them as of March 12, 1998 is set forth below:

Name                    Age     Position
Charles  A. Baker       65      Chairman of the Board, President,
                                Chief Executive Officer and Director

James A. Boyle, M.D., Ph.D. 61  Senior Vice President, Medical
                                and Regulatory Affairs

Brooks Boveroux         54      Vice President, Investor Relations

Ralph del Campo         46      Vice President, Manufacturing
                                Operations

Carol  J.  Gillespie    52      Vice President, General  Counsel
                                and  Secretary

Andrew  S.  Janoff,  Ph.D. 49   Vice  President,  Research  and
                                Development

George G. Renton        46      Vice President, Human Resources

Dennis  A. Rodrigues    44      Controller and Executive Director
                                of Finance


Donald  D.  Yarson      44      Vice President, Sales, Marketing
                                and Business Development

  Charles A. Baker was named Chairman of the Board, President and Chief Executive Officer of the Company in December 1989. Just prior to joining the Company he was a business development and licensing advisor to several small biotechnology companies. Mr. Baker previously served in several capacities in senior management at Squibb Corporation (now Bristol-Myers Squibb Company), including the positions of Group Vice President, Squibb Corporation and President, Squibb International. He also held various senior executive positions at Abbott Laboratories and Pfizer Inc. Mr. Baker received an undergraduate degree from Swarthmore College and a J.D. degree from Columbia University. Mr. Baker also serves as a director of Regeneron Pharmaceuticals, Inc. and Progenics Pharmaceuticals, Inc., both biotechnology companies. He is also a member of the Council of Visitors of the Marine Biology Laboratory, Woods Hole, Massachusetts, a not-for-profit research organization.

   James A. Boyle, M.D., Ph.D., joined the Company as Senior Vice President, Medical and Regulatory Affairs in August 1994. Prior to joining the Company, Dr. Boyle was employed by G.D. Searle and Co. from 1986 to 1994 where he held several positions including Vice President, Medical Relations and Vice President, Corporate Medical and Scientific Affairs. Previously, he held senior clinical research positions at Serono Laboratories, Warner Lambert and Pfizer Inc. Dr. Boyle received his M.D. degree (U.K. equivalent) from Glasgow University in 1960 and his Ph.D. degree (U.K. equivalent) in Medicine in 1967. He is Board Certified (U.K. equivalent) in Internal Medicine and Endocrinology.

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

   Andrew S. Janoff, Ph.D., joined the Company in 1981 and has been Vice President, Research from January 1993 to July 1997, at which time he became Vice President, Research and Development. He holds an adjunct Professorship, Anatomy and Cell Biology at Thomas Jefferson University and is a visiting Research Scholar in the Department of Physics at Princeton University. Dr. Janoff serves on the editorial board of The Journal of Liposome Research and on The Committee on Science and the Arts at the Franklin Institute, Philadelphia, Pennsylvania. Dr. Janoff is author of over one hundred (100) scientific articles, reviews and awarded US Patents. Prior to joining the Company, Dr. Janoff held joint appointments as Research Fellow in Pharmacology at Harvard Medical School and Research Fellow in Anesthesia at the Massachusetts General Hospital. Dr. Janoff holds a B.S. degree in biology from The American University, Washington, D.C. (1971) and M.S. and Ph.D. degrees in biophysics from Michigan State University (1977 and 1980, respectively).

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

   Dennis Rodrigues joined the Company as Controller in August, 1994 and became Executive Director, Finance and Controller on January 22, 1998. Prior to joining the Company, he held several positions at Yves Saint Laurent Parfums Corp., most recently Vice President of Business Planning. From 1982 until 1988 he held various positions at Bristol-Myers Squibb. He was a Senior Auditor at Arthur Andersen & Company from 1980 to 1982. Mr. Rodrigues received an MBA, Finance at the University of Wisconsin and a B.S. in Accounting/Economics from Brooklyn College. Mr. Rodrigues is a Certified Public Accountant.

   Donald D. Yarson joined the Company as Vice President, Sales and Marketing in February 1995 and was appointed Vice President Sales, Marketing and Business Development in July 1997. From 1993 until 1995, he was President of TriGenix, Inc., a contract sales, marketing and reimbursement organization. He was Director of Marketing for Genzyme Corporation from 1991 to 1993, and before that he was with Genentech Inc. for over four years, serving most recently as Senior Product Manager for Protropin
(human growth hormone). He has also held sales and marketing positions with Ciba Geigy. Mr. Yarson received a B.S. degree from Sacred Heart University in 1975.
Item 2.  Properties

   The  Company leases space in all of one and a portion  of  two
other   facilities   in  Princeton,  New  Jersey   and   owns   a
manufacturing facility in Indianapolis, Indiana.

  The Company currently leases a building of approximately 50,000 square feet that houses scientific laboratories, manufacturing facilities and certain offices in the Princeton Forrestal Center located near Princeton, New Jersey. The lease, with an initial term of twelve years, commenced January 1, 1995, and embodies options to renew for up to an additional ten years. Lease payments for the year ended December 28, 1997 totaled approximately $627,000. Future lease payments are subject to certain contractual escalations. The Company also leases approximately 28,500 square feet of office space located in the Princeton Forrestal Center. The lease commenced March 1, 1993, with an initial lease term of ten years. Payments under this lease for the year ended December 28, 1997 totaled approximately $818,000. In January 1995, the Company entered into a lease for approximately 13,200 square feet of office/warehouse space near its corporate offices. In December, 1997, the lease was extended to March 1999, with an option to renew for an additional three years. The Company also leases office space in London, England and Paris, France.

    In July 1992, the Company purchased a pharmaceutical manufacturing facility of approximately 55,000 square feet located on 26 acres of land located in Indianapolis, Indiana. The Company has received FDA and certain international regulatory agency approvals to manufacture commercial supplies of ABELCET from this facility. See "Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations _ Liquidity and Capital Resources."


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

  Not applicable.
                             PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

  (a) Market Information

  The Company's Common Stock is traded on the Nasdaq National
Market System under the symbol LIPO. The following table sets forth for the periods indicated the high and low sale price for the Common Stock:

                                           High     Low
    1997
       4th Quarter                      $7.2500  $4.4375
       3rd Quarter                       8.5625   6.5625
       2nd Quarter                       27.000   8.4375
       1st Quarter                       28.125   18.500

                                           High     Low
    1996
       4th Quarter                      $22.750  $14.875
       3rd Quarter                       19.875   11.875
       2nd Quarter                       26.125   16.000
       1st Quarter                       25.125   16.250

  (b) Holders

    At   February  25,  1998,  there  were  approximately   1,050
stockholders of record of the Company's Common Stock.

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

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ending December
28,  1997.   The  information  set  forth  below  should  be  read  in
conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere herein.

CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:                    Year Ended

                             12/28/97  12/29/96  12/31/95 12/31/94  12/31/93
                                    (In thousands, except per share data)
Product sales                 $58,452   $52,840   $ 6,164 $     -- $     --
Collaborative research and
  development revenues         2,331     3,228     6,589    5,881    5,418
Interest, investment and
  other income                 4,313     3,864     2,964    4,559    7,624

  Total revenues              65,096    59,932    15,717   10,440   13,042

Cost of goods sold             22,029    16,559     2,304       --       --
Research and
  development expense         28,894    29,371    30,149   31,713   25,072
Selling, general and
  administrative expense      39,914    31,541    18,631   12,072   10,193
Interest expense                 705       339       294      308      254

  Total expenses              91,542    77,810    51,378   44,093   35,519

Net loss                     (26,446)  (17,878)  (35,661) (33,653) (22,477)

Preferred Stock dividends          --   (1,235)   (5,348)  (5,348)  (5,348)

Net loss applicable to
  Common Stock             $(26,446) $(19,113) $(41,009)$(39,001)$(27,825)

Net loss per share applicable
  to Common Stock (basic and
  diluted)                   $  (0.71) $  (0.57) $  (1.50)$  (1.64)$  (1.18)

Weighted average number of
  common shares outstanding
  (basic and diluted)         37,083    33,292    27,293   23,850   23,536

CONSOLIDATED BALANCE
SHEETS DATA:                                          Year Ended

                             12/28/97  12/29/96  12/31/95 12/31/94  12/31/93
                                              (In thousands)
Cash and marketable securities(1)$45,525  $47,180  $72,333  $72,157  $119,743
Working capital                38,566    36,641    53,119   51,746  102,139
Total assets                   91,500    94,555   105,926   93,196  139,632
Total long-term liabilities     6,879     7,555     4,104    5,917    7,696
Accumulated deficit         (188,844) (162,398) (144,520)(108,859) (75,206)
Total stockholders' equity(2)$73,662   $74,861  $89,832  $78,353   $122,347

(1) Includes restricted cash of $11,930, $6,930 and $6,642 in 1997, 1996 and 1995, respectively. See Note 1 of Notes to Consolidated Financial
Statements.
(2) In 1993, the Company adopted the provisions of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The effect of this adoption was to reduce total stockholders' equity by $108 in 1997, $481 in 1996 and $543 in 1995.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 18 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCET has been cleared for marketing for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCET.

  In the U.S., Canada and the United Kingdom, the Company markets ABELCET with its own sales force. For other countries, the Company's general strategy is to market ABELCET through marketing partners. Specific marketing partnerships are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

   The Company is developing EVACETTM (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. EVACETTM is currently in two Phase III clinical studies comparing it to conventional doxorubicin as a single agent and in combination with cyclophosphamide, another commonly used chemotherapeutic agent. Results of an interim analysis at the half-way point of the studies indicate that EVACETTM is significantly less cardiotoxic than conventional doxorubicin with essentially equal efficacy. If clinical results continue to be positive, the Company expects to file a New Drug Application for EVACETTM with the U.S. Food and Drug Administration ("FDA") in 1998.

   The Company is conducting preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different
cancers.   If  successful,  the  Company  expects  to   file   an
Investigational New Drug application with the FDA and, if approved, to commence human clinical studies of TLC ELL-12 in late 1998 or early 1999.

    The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: bromotaxol (a hydrophobic derivative of paclitaxel), which has shown anticancer activity in several experimental models; ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis),  certain  of  which the  Company  has  identified  as
displaying   anticancer   activity;   and   fusogenic   liposomes
(liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

   On June 25, 1997, the Company announced results of a Phase III study of VENTUSTM as a treatment for Acute Respiratory Distress Syndrome (ARDS), an inflammatory condition affecting the lungs. The Company's analysis of the two arms of the study showed no significant difference between patients receiving VENTUSTM or placebo either in reducing the time on mechanical ventilation or in 28 day mortality. No safety concerns for the drug were identified. The Company does not intend to perform any further significant development of VENTUSTM for this indication but, instead, intends to make VENTUSTM available for licensing to another company.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Overview (Continued)

   Following the results of the VENTUSTM study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy, the Company restructured its operations to reflect ongoing operating realities and to focus the organization on the development and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in the second quarter. The annualized benefit of the restructuring is approximately $8,000,000.

   Additionally, in order to gain operational access to a second, potentially significant oncology-related drug, the Company reacquired, on July 14, 1997, all development, manufacturing and marketing rights to EVACETTM from Pfizer Inc ("Pfizer"), which had previously been co-developing EVACETTM with the Company. The Company is assuming control and the cost of all clinical studies, including the ongoing Phase III clinical studies that were previously being conducted by Pfizer. Pfizer will receive royalties on worldwide (except Japan) commercial sales of EVACETTM.

  In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. and Fujisawa U.S.A., Inc. Under the UT settlement the Company received an exclusive license under UT's patent and paid past royalties in a combination of cash and stock, agreed to pay royalties on future sales of ABELCET, and issued to UT a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received a payment of $1,750,000 and will receive quarterly payments based on all AmBisome sales beginning in 1998.

  Revenues

   Total revenues for the year ended December 28, 1997 were $65,096,000, an increase of $5,164,000 or 8.6% compared to
$59,932,000 for the year ended December 29, 1996. The primary components of revenues for the Company are product sales of ABELCET, which commenced in 1995, collaborative research and development revenue, and interest, investment and other income. The revenue growth is attributable to product sales of ABELCET both in the U.S. and internationally. Partially offsetting the sales increase in 1997 was the cessation of collaborative research and development revenue during the second half of 1997 as a result of the reacquisition of EVACETTM from Pfizer. Revenues in 1996 were $59,932,000, an increase of $44,215,000 or 281.3% over 1995 revenues of $15,717,000. The primary reason for the significant growth in 1996 was the launch and marketing of ABELCET in the U.S. and the further market penetration of ABELCET internationally.

   Domestic and international net sales of ABELCET for the past three years were:

  Fiscal Year Ended               U.S.          International
  December 28, 1997          $49,273,000          $9,179,000
  December 29, 1996           44,784,000           8,056,000
  December 31, 1995            3,154,000           3,010,000


Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)

   Domestic sales in 1997 grew by 10.0% over 1996. During the second quarter of 1997, the Company instituted a targeted pricing program in response to a competitor, by offering discounts to high volume purchasers. The price reduction is effected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. The impact of the program was that unit shipments increased by 36.1% compared to the prior year. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales of these rebates and chargebacks, and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments. The provision for the year ended December 28, 1997 was approximately $12,450,000.

   In November 1995, the Company received clearance from the FDA to market ABELCET in the U.S. Domestic sales in 1995 were primarily to establish stocking inventory at drug wholesalers during the fourth quarter. The substantial increase in U.S. sales in 1996 was attributable to both the impact of a full year of sales and increasing product demand from hospitals and other purchasers.

   Internationally, the Company has been approved to market ABELCET in 18 markets. In addition, sales are realized on a "named patient" basis in certain countries where marketing approval has not yet been received. In the U.S., the U.K. and Canada, the Company markets ABELCET with its own sales force. For other countries, the Company's general strategy is to market ABELCET through marketing partners, with specific marketing and distribution alliances being determined on a country-by-country basis as future market approvals are received.

  International sales were $9,179,000 for the year ended December 28, 1997, or $1,123,000 higher than the comparable prior year period. The majority of the increase was the result of growth throughout international markets including launches of ABELCET in France, Italy and Canada. While the Company's marketing partner in Spain reduced purchases of ABELCET in 1997, "in the market" sales in Spain continued to have significant growth. The Company's international performance was also adversely impacted by unfavorable foreign exchange rates due to the strong U.S. dollar.

    Collaborative research and development revenues were $2,331,000, $3,228,000 and $6,589,000 for the years ended
December 28, 1997, December 29, 1996 and December 31, 1995, respectively. The revenue decline of $897,000 or 27.8% in 1997 from 1996 is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer. The revenue decline during 1996 was due to the progression of EVACETTM into Phase III clinical studies that were being conducted and directly funded by Pfizer. During 1995, the Company also earned revenues from Schering AG of $753,000 pursuant to a development agreement for a diagnostic imaging agent. This agreement is no longer in force, and all rights to the agent have been returned to the Company.

   Interest, investment and other income for the year ended December 28, 1997 was $4,313,000 compared to $3,864,000 for the year ended December 29, 1996. This increase of $449,000 is primarily due to the receipt of a payment of $1,750,000 from NeXstar Pharmaceuticals, Inc. as part of the settlement of patent litigation, partially offset by lower interest and investment income due to smaller average cash balances available for investment in the Company's portfolio during 1997. Interest, investment and other income was 30.4% greater in 1996 compared to the 1995 period. This increase is primarily due to foreign exchange gains recognized in 1996 combined with realized losses on the sale of certain investments in the first quarter of 1995.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

   Although sales of ABELCETr in the U.S. have grown in each of the past three fiscal years, and the Company expects to have continued sales growth, the Company may experience period-to-period sales fluctuations in the future. In the U.S., two competing lipid-based amphotericin B products have been introduced, and downward pressure on price resulting from a price reduction by one competitor caused the growth rate of revenues from ABELCETr sales to slow significantly in the second half of 1997. Further price competition is possible if the Company's competitors make further attempts to penetrate the market by lowering prices. Although hospitals and other customers have been willing to pay a higher price for ABELCETr than conventional amphotericin B due to its superior safety profile, the market is price-sensitive, and it cannot be predicted to what extent the demand for amphotericin B will continue to be converted to demand for ABELCETr. It is also possible that new antifungal products may be developed that will compete with ABELCETr. In addition, as with all pharmaceutical products, sales would be adversely affected if adequate supplies of product became unavailable due to recalls, manufacturing problems, shortages of raw materials or other circumstances, although no recalls have ever been required for ABELCETr, and the Company believes that its high-volume facility in Indianapolis, Indiana will provide adequate manufacturing capacity for the foreseeable future.

  International sales of ABELCETr are also subject to a number of risks and uncertainties that may cause growth rates to vary. The Company expects international sales generally to increase as the product is introduced into more markets. However, product launches in Italy, France and Canada occurred in the latter part of 1997, and sales in these and other countries where the product has been recently approved may grow at differing rates, depending on competitive conditions and on the efforts put forth by the Company's marketing partners. Since the product will be sold by marketing partners in a number of large markets, sales levels will fluctuate as these partners adjust inventories and may not coincide with in-market sales growth. Sales may grow more slowly in countries where the Company has had significant pre-approval sales on a named patient basis, since the price to be paid by its marketing partners will be a substantial discount from the in-market price. All of these factors, together with, the effect of currency fluctuations, may distort period-to-period sales comparisons.

   Due to the Company's reacquisition of rights to EVACETTM from Pfizer, the Company anticipates elimination of collaborative research and development revenues in future quarters, as it currently has no other agreements in place. Interest income will be related to the level of cash balances available for investment and the rate of interest earned.

 Expenses

   The components of total expenses were cost of goods sold, research and development, selling, general and administrative, and interest expenses. Total expenses for the year ended December 28, 1997 were $91,542,000, an increase of $13,732,000 or 17.6%
over the prior year. Included in these expenses are $3,900,000 of unusual charges incurred by the Company following the unfavorable results of the VENTUSTM clinical study, and details of these unusual charges are described below. Total expenses for the year ended December 29, 1996 were $77,810,000 or $26,432,000 higher than 1995. See specific expense categories for detail of changes.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


   Cost of goods sold for the year ended December 28, 1997, was $22,029,000 versus $16,559,000 in the 1996 period. The 33.0%
increase from 1996 to 1997 was a result of the increased unit volume of ABELCET sold during 1997 and an unusual charge of $768,000 for royalties on past sales pursuant to the settlement of patent litigation with the University of Texas. During the year, the Company implemented a planned shift in manufacturing sites from Princeton to its high volume facility in Indianapolis. As a result of this transition, the Company incurred certain costs as it adjusted inventory levels throughout the year. The Indianapolis facility was approved by the FDA in August 1997, and the Company has reoriented the Princeton facility to the production of clinical supplies. The Company expects its unit production costs of ABELCET in 1998 to improve due to the high volume efficiencies available at the Indianapolis facility. Gross margin was 62.3% in 1997 and 68.7% in 1996, a decline of 6.4%. The 1997 decline was primarily due to the lower average price of ABELCET during 1997 as a result of the targeted pricing program, coupled with costs related to the shift of manufacturing from Princeton to the Company's large capacity production site in Indianapolis and the unusual charge for royalties on past sales of ABELCET pursuant to the litigation settlement.

  Cost of goods sold in 1996 was $16,559,000 versus $2,304,000 in 1995 due to the manufacturing and distribution costs associated with the full year impact of ABELCET sales in the U.S., as well as increased international sales. Gross margins on sales of ABELCET improved from 62.6% in 1995 to 68.7% in 1996 reflecting efficiencies realized from the greater production volume of the product.

   Research and development expenses, which also include clinical and regulatory activities, were $28,894,000 for the year ended December 28, 1997, compared to $29,371,000 for 1996 and $30,149,000 for 1995. The decrease in spending of $477,000 during 1997 versus 1996 is due to the absence in 1997 of pre-production costs for the start-up of the Indianapolis manufacturing facility incurred in 1996. Partially offsetting this decrease was the unusual charge of $570,000 of certain manufacturing overhead costs following the unfavorable results of the VENTUSTM Phase III clinical study, combined with higher expenditures related to the development of TLC ELL-12 and EVACETTM. The Company in the second half of 1997, assumed all the costs related to the clinical studies of EVACETTM pursuant to its reacquisition of the product from Pfizer. The decrease in spending from 1995 to 1996 was primarily due to reduced effort required by the Company as EVACETTM progressed to the final stages of development. During this period, Pfizer was conducting and directly funding all clinical studies of EVACETTM. Partially offsetting the overall reduction were increases in clinical development activities relating to the Phase III study of VENTUSTM, and pre-production costs associated with the Indianapolis manufacturing facility.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

   Selling, general and administrative expenses for 1997 were $39,914,000, an increase of $8,373,000 or 26.5% over the prior year. The increase is partially due to the restructuring charges of $2,550,000 following the unfavorable results of the VENTUSTM Phase III study, of which $200,000 remains unspent at December
28, 1997. The balance of the increase is due to legal expenses incurred in connection with intellectual property litigation, and higher sales and marketing expenses. The increase in U.S. sales and marketing expense is due to the sales force expansion that began in late 1996 and the growth of related sales and marketing efforts. International sales and marketing costs also increased as ABELCET was launched in France, Italy and Canada during the fourth quarter of 1997. Selling, general and administrative expenses for the years ended December 29, 1996 and December 31, 1995 were $31,541,000 and $18,631,000, respectively. The major component of the increase of $12,910,000 was the full year impact of the U.S. sales and marketing organization established during 1995 to launch and market ABELCET. In addition, international sales and marketing costs and legal expenses associated with patent litigation also contributed to the increase.

   Interest expense was $705,000, $339,000 and $294,000 for 1997,
1996 and 1995, respectively. The largest components of costs are associated with the capital leases for the Princeton and Indianapolis manufacturing equipment and mortgage interest related to the Indianapolis building. In December 1996, the Company expanded its equipment lease and received cash funding of $6,101,000 for Indianapolis, Indiana, manufacturing assets, which caused the increased interest expense in 1997. The increase from 1995 to 1996 was due to costs related to financing agreements completed in late 1996 and early 1997.

Preferred Stock Dividends

   In 1995 and 1996, the Company had outstanding an issue of 2,760,000 Depositary Shares, each of which represented one-tenth of a share of Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") carrying a 7.75% dividend rate. On March 25, 1996, the Company called for the redemption of 50% of the Preferred Stock, with the remainder being called on October 14, 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock, thus eliminating the Preferred Stock dividend requirement in 1997. Dividends of $5,348,000 were paid on the Preferred Stock in 1995 and the Company's dividend payments in 1996 were $1,235,000 due to the calls for redemption of the Preferred Stock.

   Net Loss, Net Loss Applicable to Common Stock and Net Loss Per
Share of Common Stock

   As a result of the factors discussed above, the Company's net loss applicable to Common Stock was $26,446,000, $19,113,000 and $41,009,000 for the 1997, 1996 and 1995 fiscal years, respectively. The net loss per share (basic and diluted) for these years was $0.71, $0.57 and $1.50, respectively. Weighted average shares used in the per share calculations were 37,083,000, 33,292,000 and 27,293,000, respectively. The increase in average shares outstanding in 1997 compared to 1996 was due to the full-year impact of shares issued pursuant to conversions of Preferred Stock and shares issued for cash in a private placement. The increase in average shares outstanding in 1996 compared to 1995 was due to shares issued pursuant to conversions of Preferred Stock, the full-year impact of shares issued for cash during 1995 and the exercise of stock options.
The number of shares of Common Stock used in each year to calculate basic and diluted loss per share were identical as the Company was in a loss position in all periods and the inclusion of contingently issuable shares would have been anti-dilutive.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)

Liquidity and Capital Resources

   The Company had $45,525,000 in cash and marketable securities as of December 28, 1997. Included in this amount were cash and cash equivalents of $15,236,000, short-term investments of $15,359,000, long-term investments in marketable securities of $3,000,000 and restricted cash of $11,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities. The market value of certain securities in the Company's investment portfolio at December 28, 1997 was below their acquisition cost. The effect of unrealized investment losses at December 28, 1997, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 28, 1997 was $108,000. This unrealized loss was recorded as a reduction of shareholders' equity.

   Cash and marketable securities (both short- and long-term and restricted cash) decreased $1,655,000 from December 29, 1996 to December 28, 1997. The major components of the use of funds were the net loss applicable to Common Stock (net of depreciation) of $21,311,000 and capital spending of $1,892,000. Partially offsetting the cash outflows was the private placement of 1,000,000 shares of Common Stock for $20,875,000 and the receipt of $2,402,000 from the exercise of stock options.

   Inventories at December 28, 1997 increased $626,000 from December 29, 1996. During 1997, the Company completed its plan to shift manufacturing of ABELCET from Princeton to a new, cost efficient facility in Indianapolis, Indiana. In order to ensure a smooth transition, the Company increased its inventory of ABELCET during the first half of 1997. FDA approval of the Indianapolis facility was received during the third quarter, and the Company has reoriented the Princeton facility to the production of clinical supplies. As planned, the Company reduced inventories in the last half of 1997 to levels consistent with unit demand for ABELCET.

   Accounts payable at December 28, 1997 was $2,616,000 or $810,000 higher than prior year and accrued expenses and other current liabilities were $6,009,000 or $1,673,000 lower than 1996 year-end. The variance is primarily due to the timing of payments to vendors.

   In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, or to return or purchase the equipment. In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment. In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively. These amounts have been financed as a capital lease obligation under the lease agreement over a three-year period. The lease is collateralized by $4,310,000 in standby letters of credit which are in return collateralized by AAA rated securities owned by the Company. Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit. In addition, the Company completed a U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000. All borrowings must be secured by approved accounts receivable and finished goods inventories. The Company has a pledge of $5,000,000, which has been classified as restricted cash. There have been no advances made against this line through the date of this report.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)

   As part of the agreement to repurchase the development, manufacturing and marketing rights to EVACETTM, the Company has obtained from Pfizer a credit line of up to $10,000,000 to continue the development of EVACETTM. To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. Pfizer at its option may elect to receive payment in the form of shares of Common Stock.

   The  Company has a mortgage-backed note to partially fund  the
purchase   of  the  Indianapolis  manufacturing  facility.    The
principal balance outstanding at December 28, 1997 is $1,186,000.

  On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to an investment company wholly-owned by a private investor for cash of $20,875,000. At February 25, 1998, this investor has reported total holdings of 24.83% of the Company's outstanding shares of Common Stock.

    At December 28, 1997, the Company had approximately $172,000,000 of operating loss carryforwards and $4,500,000 of research and development credit carryforwards for U.S. Federal income tax purposes. These carryforwards expire in the years 1998 through 2012. The timing and manner in which these losses are used may be limited as a result of certain ownership changes that occurred as provided by IRS Regulations under Section 382.

  In January 1993, the Company completed an offering of 2,760,000 Depositary Shares, each of which represented one-tenth of a share of Preferred Stock carrying a 7.75% dividend rate. On March 25, 1996, the Company called for the redemption of 50% of the
Preferred Stock with the remainder being called on October 14, 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock. Combined net issuance costs including financial advisory, professional, registration and filing fees of $544,000 were incurred in connection with both calls and were charged to equity. As a result of these conversions, the Company's annual Preferred Stock dividend requirements have been eliminated.

   The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, interest earned on investments and the proceeds from maturity or sale of certain investments. Cash may also be provided to the Company by leasing arrangements for capital expenditures, financing of receivables and inventory under its line of credit, a line of credit from a former licensing and development partner, the licensing of its products and technology and the sale of equity or debt securities. The Company believes that its product revenues and revenues from other sources, coupled with its available cash and marketable securities reserves, will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (Continued)

Risk Factors

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

    Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET is in an early stage and the ultimate rate of sales of ABELCET is uncertain; (b) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products;
(d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (e) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (f) the Company has incurred losses in each year since its inception and there can be no assurance of profitability in any future period.

Item  7a.  Quantitative and Qualitative Disclosures About  Market
Risk

   Not applicable.


Item 8.  Financial Statements and Supplementary Data

     Reference is made to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flow, Notes to Consolidated Financial Statements, Financial Statement Schedule and Independent Accountants Reports appearing in Item 14(a) of this Form 10-K.


Item 9.  Changes   in  and  Disagreements  with  Accountants   on
          Accounting and
          Financial Disclosure

   None.
                            PART III


Item l0.  Directors and Executive Officers of the Registrant

    Information required under this Item relating to executive officers of the Company is included in a separate item captioned "Executive Officers" contained in Part I of this report. Information required under this Item relating to the directors of the Company will be contained in the Company's Proxy Statement for the l998 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item ll.  Executive Compensation

    Information required under this Item will be contained in the Company's Proxy Statement for the l998 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item  l2.   Security Ownership of Certain Beneficial  Owners  and
Management

    Information required under this Item will be contained in the Company's Proxy Statement for the l998 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l3.  Certain Relationships and Related Transactions

    Information required under this Item will be contained in the Company's Proxy Statement for the l998 Annual Meeting, the relevant portions of which are incorporated herein by reference.



                             PART IV


Item l4.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

(a)    l and 2.  Financial Statements and Schedule

   Consolidated financial statements and financial statement schedule listed in the accompanying index are filed herewith.

   3.  Exhibits

   See Exhibit Index included elsewhere in this Report.

(b)    Reports on Form 8-K

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
                  Index to Financial Statements

                    (Item l4(a)1 and 14(a)2)


                                                                Page

Consolidated Financial Statements

Report of independent accountants                                34

Consolidated balance sheets at December 28, l997 and
  December 29, l996                                              35

Consolidated statements of operations for each of the
  three years in the period ended December 28, 1997              36

Consolidated statements of stockholders' equity for each
 of  the  three  years in the period ended  December  28,  l997  37

Consolidated statements of cash flows for each of the
  three years in the period ended December 28, l997              38

Notes to consolidated financial statements                       39-54

Report of independent accountants on financial statement schedule   55

Financial statement schedule                                        56




                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Liposome Company, Inc.:




      We have audited the consolidated balance sheets of The Liposome Company, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Liposome Company, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.







Princeton, New Jersey
February 6, 1998

                                         Coopers & Lybrand L.L.P.
           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                             ASSETS
Current assets:                                         12/28/97  12/29/96
  Cash and cash equivalents                             $ 15,236  $1,841
  Short-term investments                                  15,359  28,269
  Accounts receivable, net of allowance for doubtful
    accounts ($1,285 for 1997, $1,079 for 1996)            7,150   7,884
  Inventories                                             10,530   9,904
  Prepaid expenses                                         1,034     835
  Other current assets                                       216      47
    Total current assets                                  49,525  48,780

Long-term investments                                      3,000  10,140
Property, plant and equipment, net                        26,652  28,292
Restricted cash                                           11,930   6,930
Intangibles, net                                             393     413

    Total assets                                       $ 91,500  $ 94,555

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  2,616 $  1,806
  Accrued expenses and other current liabilities           6,009    7,682
  Current obligations under capital leases                 2,031    2,348
  Current obligations under note payable                     303      303
    Total current liabilities                             10,959   12,139

Long-term obligations under capital leases                  5,996   6,369
Long-term obligations under note payable                      883   1,186
    Total liabilities                                      17,838  19,694

Commitments and contingencies

Stockholders' equity:
  Capital stock:
    Common Stock, par value $.01; 60,000 shares authorized;
      37,663 and 36,061 shares issued and outstanding        377     361
  Additional paid-in capital                             262,637 237,809
  Net unrealized investment loss                           (108)   (481)
  Foreign currency translation adjustment                  (400)   (430)
  Accumulated deficit                                  (188,844)(162,398)
    Total stockholders' equity                            73,662  74,861

    Total liabilities and stockholders' equity          $ 91,500 $ 94,555


                     See accompanying notes.
           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share data)


                                                                   Year
Ended
                                  12/28/97      12/29/96       12/31/95

Product sales                        $ 58,452      $ 52,840      $  6,164

Collaborative research and development
 revenues                               2,331         3,228         6,589

Interest, investment and other income   4,313         3,864         2,964

   Total revenues                       65,096        59,932        15,717

Cost of goods sold                      22,029        16,559         2,304

Research and development expense        28,894        29,371        30,149

Selling, general and administrative
 expense                                39,914        31,541        18,631

Interest expense                           705           339           294

   Total expenses                       91,542        77,810        51,378

   Net loss                            (26,446)      (17,878)      (35,661)

Preferred Stock dividends                 --          (1,235)       (5,348)

Net loss applicable to
 Common Stock                         $(26,446)     $(19,113)     $(41,009)

Net loss per share applicable to
 Common Stock (basic and diluted)     $   (.71)     $   (.57)     $  (1.50)

Weighted average number of common shares
 outstanding (basic and diluted)         37,083        33,292        27,293















                     See accompanying notes.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)


                     Shares of        Additional                   Total
                     Common    Par    Paid-in         Accumulated  Stockholders'
                     Stock     Value  Capital   Other Deficit      Equity

Balance, December 31, 1994  23,983  $ 243 $192,003 $(5,034)$(108,859) $78,353

Issuance of stock:
  For cash                4,950      49    43,143      --       --    43,192
  To 401K plan               23      --       199      --       --       199
Exercise of stock options   988      10     4,548      --       --     4,558
Conversion of Preferred Stock 6      --        --      --       --        --
Dividends on Preferred Stock --      --    (5,348)     --       --    (5,348)
Net unrealized investment gain --    --        --    4,490      --     4,490
Foreign currency
  translation adjustment     --      --        --       49      --        49
Net loss for 1995            --      --        --       --  (35,661) (35,661)
Balance, December 31, 1995  29,950   302  234,545     (495) (144,520)  89,832

Issuance of stock:
  To 401K plan               43        1      798       --      --        799
Exercise of stock options   704        7    4,245       --      --      4,252
Conversion of Preferred Stock 5,364   51     (544)      --      --       (493)
Dividends on Preferred Stock     --   --   (1,235)      --      --     (1,235)
Net unrealized investment gain   --   --       --       62      --         62
Foreign currency
  translation adjustment     --       --       --     (478)     --       (478)
Net loss for 1996            --       --       --       --   (17,878) (17,878)
Balance, December 29, 1996  36,061    361  237,809    (911) (162,398)   74,861

Issuance of stock:
  To 401K plan              105         1    1,253      --      --       1,254
  Restricted Stock           27        --       50      --      --          50
  Payment for past royalties 45         1      255      --      --         256
  Private placement of Common
   Stock                  1,000        10   20,865      --      --      20,875
Exercise of stock options   425         4    2,398      --      --       2,402
Issuance of warrant          --        --      165      --      --         165
Expenses related to registration
  of Common Stock            --        --     (158)     --      --        (158)
Net unrealized investment gain  --     --       --      373     --         373
Foreign currency
  translation adjustment     --        --       --       30     --          30
Net loss for 1997            --        --       --       --  (26,446)  (26,446)

Balance, December 28, 1997 37,663   $ 377  $262,637  $ (508) $(188,844) $ 73,662











                     See accompanying notes.
           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                              Year Ended

                                              12/28/97  12/29/96  12/31/95
Cash flows from operating activities:
   Net loss                                   $(26,446) $(17,878) $(35,661)
   Adjustments to reconcile net loss
   to net cash used by operating activities:
       Depreciation and amortization             5,135      3,769    3,409
       Provision for bad debt                      206        879      200
       Issuance of Common Stock and warrants       421        --       --
       Other                                     1,304        798      199
       Changes in assets and liabilities:
          Accounts receivable                      528    (1,964)  (5,381)
          Inventory                               (626)   (6,361)  (2,795)
          Prepaid expenses                        (199)     (502)       86
          Other current assets                    (169)       (1)     (15)
          Accounts payable                         810       (33)      634
          Accrued expenses and
           other current liabilities            (1,673)       680    2,304

    Net cash used by operating activities      (20,709)   (20,613) (37,020)

Cash flows from investing activities:
   Purchases of short and long-term investments (30,375)  (38,771) (51,990)
   Sales of short and long-term investments      50,798    62,178   59,634
   Restricted cash                               (5,000)     (288)  (1,762)
   Purchases of property, plant and equipment    (1,892)   (9,602)  (7,965)

       Net cash provided/(used) by investing
       activities                                 13,531    13,517  (2,083)

Cash flows from financing activities:
   Proceeds from issuance of Common Stock         20,875        --   43,192
   Conversion of Preferred Stock                      --        52       --
   Expenses related to conversion of Preferred Stock  --      (544)      --
   Exercises of stock options                      2,402     4,252    4,558
   Expenses related to registration of Common Stock (158)       --       --
   Principal payments under note payable            (303)     (302)    (303)
   Receipt of proceeds from capital lease obligations  --     6,101      --
   Principal payments under capital lease obligations (2,273) (1,509) (1,477)
   Preferred Stock dividend payments                   --     (2,572) (5,348)

       Net cash provided by financing activities       20,543   5,478  40,622

Effects of exchange rate changes on cash                   30   (478)      49

Net increase/(decrease) in cash and cash equivalents    13,395  (2,096) 1,568

Cash and cash equivalents at beginning of year           1,841   3,937  2,369

Cash and cash equivalents at end of year              $ 15,236  $1,841  $3,937




                     See accompanying notes.
           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

1. Business And Summary Of Significant Accounting Policies:

Business:

    The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 18 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCET has been cleared for marketing for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCET.

  In the U.S., Canada and the United Kingdom, the Company markets ABELCET with its own sales force. For other countries, the Company's general strategy is to market ABELCET through marketing partners. Specific marketing partnerships are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

   The Company is developing EVACETTM (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. EVACETTM is currently in two Phase III clinical studies comparing it to conventional doxorubicin as a single agent and in combination with cyclophosphamide, another commonly used chemotherapeutic agent. Results of an interim analysis at the half-way point of the studies indicate that EVACETTM is significantly less cardiotoxic than conventional doxorubicin with essentially equal efficacy. If clinical results continue to be positive, the Company expects to file a new drug application for EVACETTM with the U.S. Food and Drug Administration ("FDA") in 1998.

    The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: TLC ELL-12 (liposomal ether lipid), which may have efficacy in the treatment of several types of cancer and has exhibited significant anti-tumor activity in experimental models; bromotaxol (a hydrophobic derivative of paclitaxel), which has shown anticancer activity in several experimental models; ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis), certain of which the Company has identified as displaying anticancer activity; and fusogenic liposomes (liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

    The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause results to vary significantly from reporting period to reporting period. These risks include, but are not limited to, among others, competition, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products, domestic and international regulatory constraints and potential disputes concerning intellectual property.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

Financial Statement Presentation:

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The Company regularly assesses the estimates and management believes that the estimates are reasonable.

Recently Issued Accounting Pronouncements:

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of non-owner transactions. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS No. 130 for the year ending January 3, 1999.

   Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement modifies financial statement disclosures related to pension and other postretirement plans, including standardization of disclosures for pension plans and other postretirement plans, permitting the aggregation of information regarding certain plans, additional disclosures related to the change in benefit obligations and the fair value of plan assets, and elimination of certain other disclosures. This statement addresses disclosure issues and therefore will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.

Consolidated Financial Statements:

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition:

  Revenue from product sales is recognized upon transfer of title to unrelated third parties with provisions for price adjustments to large volume purchasers in the U.S. and for certain government mandated price protection programs. Payments for collaborative research and development are generally received in advance and are recognized as revenue, ratably, as the research and development is performed. Licensing fees, royalty and hurdle payments are recognized in the period earned.



           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

Advertising:

   Advertising  costs are expensed in the period incurred.  Total
advertising  costs  were  approximately  $800,000  in  1997   and
$1,400,000 in 1996, with no significant expenses in 1995.

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

Investments:

    Short-term investments represent marketable securities available for current operations, all of which have been classified as available for sale, while long-term investments, which are also available for sale, represent marketable securities available for expected capital acquisitions. These investments are stated at fair value, determined at December 28, 1997. Fair values may not be representative of actual values of financial investments that could be realized in the future.

   For the years ended December 28, 1997, December 29, 1996 and December 31, 1995, investment income includes gross realized gains of $2,800, $3,600 and $0, and realized losses of $9,100, $28,700 and $489,000, respectively. At December 28, 1997, December 29, 1996 and December 31, 1995, investments included gross unrealized losses of $108,000, $481,000 and $549,000 and gross unrealized gains of $0, $0 and $6,500, respectively. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. The fair values of debt securities maturing within one year was $29,892,000. Investment amounts are recorded at approximate amortized cost.

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

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

Concentration of Credit Risk:

   The Company's significant concentrations of credit risk are with its cash and investments and its accounts receivable. The investment portfolio consists of U.S. government or agency debt securities and investment grade debt securities or better as defined by the appropriate rating institution. Company policy limits exposure to any one institution other than the U.S. government. Product-related accounts receivable in the U.S. are generally with major distributors and internationally with the Company's marketing partners or hospitals, which are generally funded by their respective governments. The Company provides credit to its customers on an uncollateralized basis after evaluating their credit status.

Basic and Diluted Loss Per Share:

   The Company has adopted SFAS No. 128, "Earnings per Share" which requires the presentation of basic earnings per share
(EPS), and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. The Company has not included potential Common Shares in the diluted per share computation as the result is anti-dilutive.

   The numerator and denominator of the basic and diluted per share computations were as follows:

              In Thousands Except Per Share Amounts

                                                Average  Per Share
                                     Net Loss    Shares  Amount
Year ending December 28, 1997
 Basic and diluted loss per share
  available to Common Stockholders   $(26,446)   37,083  $(.71)

Year ending December 29, 1996
 Basic and diluted loss per share
  available to Common Stockholders   $(19,113)   33,292  $(.57)

Year ending December 31, 1995
 Basic and diluted loss per share
  available to Common Stockholders   $(41,009)   27,293 $(1.50)

   Basic and diluted net loss per share is calculated using the weighted average number of common shares on the "if converted" method for all periods presented.

   Options and warrants to purchase 5,980,750 shares of Common Stock at $1.03 - $24.38 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss. The options and warrants expire on various dates from April 3, 1998 to December 19, 2007.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

Reclassification:

   Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

Foreign Currency Transactions:

    Generally, Consolidated Balance Sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustments have been included in the foreign currency translation adjustment as a separate component of Consolidated Stockholders' Equity. Amounts related to transactions in the Consolidated Statements of Operations have been translated using the average exchange rates in effect each year and transaction gains and losses have been included therein as other income. During 1997, the Company realized $65,000 in foreign currency transaction losses, $374,000 in gains in 1996 and $49,000 in losses in 1995.

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

   Pursuant to calls for redemption of the Company's Preferred Stock (7.75% dividend rate) on March 25, 1996 and October 14, 1996, the Company issued an aggregate of 5,364,000 shares of Common Stock to holders of Preferred Stock who converted before the respective redemption dates.

  On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to an investment company wholly-owned by a private investor for cash of $20,875,000. At February 25, 1998, this investor has reported total holdings of 24.83% of the Company's outstanding shares of Common Stock.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

   On July 1, 1997, the Company and the University of Texas and M.D. Anderson Cancer Center came to an agreement to resolve pending patent litigation. Under the agreement, the Company paid the University of Texas for past royalties consisting of cash and shares of the Company's Common Stock, which resulted in 44,835 Common Stock shares being issued to the University of Texas on October 29, 1997. In addition, the Company issued the University of Texas a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $15 per share. The value of the warrant is being amortized as royalty expense based on actual and projected sales from 1995 to 2004. Royalty expense attributable to this settlement of $170,000 was included in cost of goods sold for 1997.

3.  Stock-Based Compensation Plans:

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

   The Board of Directors may grant restricted stock, stock appreciation rights and other forms of incentives as well as stock options under the 1996 Plan. Options granted under all plans must have an exercise price equal to or greater than the fair market value of the Company's Common Stock on the date of grant and must have a term no longer than ten years. Options granted under the 1986 Employee Stock Option Plan, the 1986 Non-Qualified Stock Option Plan and the 1996 Plan generally become exercisable in five equal annual installments, although the Board of Directors has discretion to grant options with different vesting schedules under the 1996 Plan. Options under the Directors' Plan are automatically granted to all non-employee directors upon appointment to the Board of Directors and annually on July 1 of each year. The initial grants vest over a five year period, and subsequent annual grants vest in one year.

   In July 1997, the Board of Directors approved the repricing of certain stock options. In connection therewith, employees were offered an opportunity to have certain stock options repriced to the then current market price. In exchange for obtaining a lower price, the option holders were required to surrender 20% of the shares covered by their options and to wait a full year before they could exercise any of the repriced options. The repricing was effected either as an amendment of the existing option or as the surrender of the existing option and issuance of a new option, depending on the plan under which the option was issued. The repricing did not affect the term of the options; all repriced options expire ten years from their original date of grant, and the normal vesting schedule will resume after the one-year waiting period. Nearly all of the options eligible for repricing were surrendered and repriced.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

   The table below summarizes the stock option activity under all of the Company's plans for the years 1995, 1996 and 1997:
                                                            Weighted
                                       Weighted              Average
                            Number     Average    Exercise   Fair
                 Options   of Shares   Exercise  Price      Value at
              Exercisable  Outstanding Price     Per Share  Grant Date

Outstanding
  12/31/94    2,141,990    4,224,823   $ 5.99    $ 1.03-20.63
Granted                    1,124,775    13.27      8.25-20.88   $ 9.73
Exercised                   (987,674)    4.87      1.06-14.00
Forfeited                   (222,003)    8.87      1.06-17.00

Outstanding
  12/31/95    1,790,439    4,139,921   $ 8.10    $ 1.03-20.88
Granted                    1,096,379    17.86     12.44-25.13   $13.07
Exercised                   (708,064)    5.66      1.03-15.88
Forfeited                   (175,713)   11.82      2.63-25.13

Outstanding
  12/29/96    1,727,094    4,352,523   $10.74    $ 1.03-25.13
Granted                    3,486,637     8.11      4.94-27.63   $ 5.56
Exercised                   (425,428)    5.47      1.03-23.25
Forfeited                 (2,432,982)   14.80      5.19-27.63

Outstanding
  12/28/97    1,828,648    4,980,750   $ 7.37    $ 1.03-24.38

     The   weighted  average  remaining  contractual   lives   of
outstanding  options at December 28, 1997 was  approximately  7.7 years.

   The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense has been recognized to the extent applicable in the financial statements in respect to the above plans in accordance with APB No. 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share applicable to Common Stock would have been increased to the pro forma amounts below:

                               1997         1996         1995
Pro Forma net loss applicable
   to Common Stock        $(35,197,000)  $(25,427,000) $(42,643,000)

Pro Forma net loss per share
   applicable to Common Stock
   (basic and diluted)    $      (0.95)  $      (0.76)  $     (1.56)

   As options and stock awards vest over several years and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

   The pro forma compensation expense related to these plans of $8,751,000, $6,314,000 and $1,634,000 for 1997, 1996 and 1995,
respectively, was calculated based on the fair value of each option grant using the Black-Scholes Model with the following weighted-average assumptions used for grants:

                                  1997         1996        1995
  Dividend Yield                  0.0%         0.0%        0.0%
  Expected Volatility            84.0%        89.0%       91.0%
  Risk Free Interest Rate         5.7%         6.0%        5.3%
  Expected Option Lives (years)   7.5          7.5         7.5

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

4.   Property, Plant and Equipment:

  Property, plant and equipment consists of the following:

                                              1997        1996
   Building and building improvements     $6,477,000  $2,778,000
   Land and land improvements                619,000     423,000
   Furniture and fixtures                  1,946,000   1,823,000
   Machinery and equipment                18,059,000  12,947,000
   Leasehold improvements and other        5,970,000   5,835,000
   Construction in process                 1,202,000   8,477,000
   Machinery and equipment and leasehold
     improvements under capital lease     15,082,000  13,597,000
   Total property, plant and equipment    49,355,000  45,880,000
   Less: Accumulated depreciation and
     amortization                        (22,703,000) (17,588,000)
   Net property, plant and equipment     $26,652,000  $28,292,000

   In  1995,  FASB  issued  SFAS No.  121,  "Accounting  for  the
Impairment of Assets to be Disposed of." There was no impact on the Company as a result of the adoption of this standard.


5.   Inventories:

  The components of inventory are as follows:
                                               1997       1996
     Finished goods                      $ 1,849,000 $3,063,000
     Work in process                       4,715,000  5,011,000
     Raw Materials                         3,378,000  1,447,000
     Supplies                                588,000    383,000
       Total                             $10,530,000 $9,904,000


6.  Commitments and Contingencies:

Operating Leases:

    The initial term of the Company's lease for its manufacturing and research facility in Princeton, New Jersey expires in December 2006 with two five-year renewal options. The lease is secured by an investment letter of credit of $1,200,000. Rent expense was approximately $627,000, $568,000 and $568,000 for the years 1997, 1996 and 1995, respectively.

    The Company leases a warehousing facility in Cranbury, New Jersey. This lease expired in December 1997 and was extended to March 1999 with an option to renew for an additional three-year period. Rent expense for this facility totaled approximately $77,000, $91,000 and $72,000 for the years 1997, 1996 and 1995, respectively.

    The Company's administrative, marketing and executive offices are located in leased space in Princeton, New Jersey. The lease for the premises expires in February 2003. Rent expense was approximately $818,000 for 1997, $761,000 for 1996 and $597,000
for 1995.
           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

   Total  rental  expense under all operating  leases  (including
those   above)  was  approximately  $2,180,000,  $1,884,000   and
$1,449,000 for 1997, 1996 and 1995, respectively.

  The Company's future minimum lease payments under noncancelable operating leases at December 28, 1997 are as follows:

                  1998                        $1,585,000
                  1999                         1,511,000
                  2000                         1,337,000
                  2001                         1,253,000
                  2002                         1,376,000
                  2003 and thereafter          2,853,000
                    Total                     $9,915,000

Capital Leases:

   In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, return or purchase the equipment. In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment. In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively. These amounts have been financed as a capital lease obligation under the lease agreement over a three-year period. The lease is collateralized by $4,310,000 in standby letters of credit which are in turn collateralized by AAA rated securities owned by the Company. Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit.

   The following is a schedule by year of future minimum payments under capital leases together with the present value of the minimum lease payments and the capital lease portion of certain classes of property as of December 28, 1997:
            1998   $2,651,000
            1999    2,268,000
            2000    2,112,000
            2001    1,334,000
            2002    1,220,000
       Total minimum lease payments              9,585,000
       Less: Amount representing interest       (1,558,000)
       Present value of minimum lease payments  $8,027,000

Classes of Property:

       Machinery and equipment                   $11,138,000
       Leasehold improvements                      3,944,000
       Total machinery and equipment and
         leasehold improvements                   15,082,000
       Less: Accumulated amortization             (7,480,000)
       Net machinery and equipment and leasehold
         improvements                             $7,602,000


           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)

Lines of Credit:

   The Company completed a U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000. All borrowing must be secured by approved accounts receivable and finished goods inventories. The Company has a pledge of $5,000,000 to support this line of credit, which has been classified as restricted cash. There have been no advances made against this line through the date of this report.

   As part of the agreement to repurchase the development, manufacturing and marketing rights to EVACETTM, the Company has obtained from Pfizer, a credit line of up to $10,000,000 to continue the development of EVACETTM. To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002.

Legal Proceedings:

    The Company is involved in lawsuits, claims and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, cash flows or results of operations.

7.  Long-term Debt:

   On July 24, 1992, The Liposome Manufacturing Company, Inc., a wholly-owned subsidiary of the Company, entered into a mortgage-backed note to partially fund the purchase of a pharmaceutical manufacturing facility in Indianapolis, Indiana. Principal payments of $25,225 plus accrued interest are payable monthly through November 2001. The interest rate, based on the prime rate plus 1/2%, has a floor and ceiling of 6% and 10%, and was 9% at December 28, 1997. The note is guaranteed by the Company and is collateralized by a $1,120,000 AAA rated security owned by the Company. The Company is required to maintain a minimum balance of $10,000,000 in cash and marketable securities, including those securities collateralizing the letter of credit, in connection with the financing. The fair value of the Company's long term debt approximates book value.

    The Liposome Manufacturing Company's principal repayment obligations as of December 28, 1997 are as follows:

               1998                             303,000
               1999                             303,000
               2000                             303,000
               2001                             277,000
               Subtotal                       1,186,000
               Less: Current portion           (303,000)
               Total                           $883,000

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements_(Continued)

8.  Supplemental Information:

Accrued Expenses and Other Current Liabilities:
The  components of accrued expenses and other current liabilities are as follows:
                                              1997        1996
          Accrued expenses for preclinical
               and clinical programs        $3,232,000   $2,288,000
          Accrued legal fees                   102,000    1,044,000
          Accrued wages and vacation         1,042,000    1,537,000
          Accrued royalty payments             744,000      680,000
          Other                                889,000    2,133,000
          Total                             $6,009,000   $7,682,000

Statements of Cash Flows:                    1997       1996        1995
   Supplemental disclosure of cash
      flow information:
   Cash paid during the year for interest  $  786,000  $339,000   $291,000

   Non-cash transaction: Refinancing
      of capital lease                     $1,583,000  $     --   $     --

9.  Income Taxes:

   The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax debits due to the uncertainty of realization. The increase in the valuation allowance for the year ended December 28, 1997 and December 29, 1996 was $10,966,000 and $7,532,000 respectively.

    Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 28, 1997 are as follows:

                                     Deferred Tax  Deferred Tax
                                       Assets       Liabilities
Depreciation                        $    403,000    $       --
Net unrealized investment loss                --            --
State taxes (net of Federal benefit)   8,300,000            --
Amortization                           2,032,000            --
Net operating losses - Federal        58,481,000            --
Net operating losses - Foreign           819,000            --
Reserves and allowances                1,729,000            --
Tax credits                            4,531,000            --
Other                                    423,000            --

Subtotal                              76,718,000            --

Valuation allowance - Federal       (67,599,000)            --
Valuation allowance - State          (8,300,000)            --
Valuation allowance - Foreign          (819,000)            --

Total deferred taxes                 $        --      $     --

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements_(Continued)

    Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 29, 1996 are as follows:

                                     Deferred Tax  Deferred Tax
                                       Assets       Liabilities
Depreciation                        $    507,000    $       --
Net unrealized investment loss           164,000            --
State taxes (net of Federal benefit)   7,899,000            --
Amortization                           2,321,000            --
Net operating losses - Federal        50,024,000            --
Net operating losses - Foreign           561,000            --
Tax credits                            3,498,000            --
Other                                    778,000            --

Subtotal                              65,752,000            --

Valuation allowance - Federal       (57,292,000)            --
Valuation allowance - State          (7,899,000)            --
Valuation allowance - Foreign          (561,000)            --

Total deferred taxes                 $        --     $      --

     At December 28, 1997, the Company had approximately $172,000,000 net operating loss carryforwards and $4,500,000 of research and development credit carryforwards for U.S. Federal income tax purposes. These carryforwards expire in the periods 1998 through 2012. The timing and manner in which these losses are used may be limited as a result of certain ownership changes that occurred as provided by IRS Regulations under Section 382.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements_(Continued)

10.  Geographic Segment Data

   The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International
(primarily Western Europe). Financial Data (in thousands of dollars) for the years 1997, 1996 and 1995 is as follows:

Year Ended December 28, 1997
                                      Domestic   International      Total
Sales to unaffiliated customers      $  49,273   $  9,179        $ 58,452
Collaborative research and development
  revenues                               2,331         --           2,331
Interest, investment and other income    4,292         21           4,313
       Total revenue                 $  55,896   $  9,200        $ 65,096

Net loss                             $(25,694)   $   (752)       $(26,446)

Identifiable assets at
  December 28, 1997                  $ 86,402    $   5,098       $ 91,500


Year Ended December 29, 1996

Sales to unaffiliated customers      $  44,784   $   8,056       $ 52,840
Collaborative research and development
  revenues                               3,228          --          3,228
Interest, investment and other income    3,449         415          3,864
       Total revenue                 $  51,461   $   8,471       $ 59,932

Net loss                             $(16,765)   $ (1,113)       $(17,878)

Identifiable assets at
 December 29, 1996                   $ 91,085    $   3,470       $ 94,555


Year Ended December 31, 1995

Sales to unaffiliated customers      $   3,154   $   3,010       $   6,164
Collaborative research and development
  revenues                               6,589          --           6,589
Interest and investment income, net      2,959           5           2,964
       Total revenue                 $  12,702   $   3,015       $  15,717

Net loss                             $ (34,407)  $  (1,254)      $ (35,661)

Identifiable assets at
 December 31, 1995                   $ 104,817   $   1,109       $ 105,926


11.  Savings and Investment Retirement Plan:

   The Company has adopted a 401(k) Profit Sharing Plan and Trust ("401(k) Plan") for eligible employees and their beneficiaries. The 401(k) Plan provides for employee contributions through a salary reduction election. Employer discretionary matching contributions are determined annually by the Company and vest over a maximum of a five-year period of service. For the plan years ended December 28, 1997, December 29, 1996 and December 31, 1995, the Company's discretionary matching was based on a percentage of salary reduction elections in the form of the Company's Common Stock.


           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements_(Continued)


12.  Major Customer and Research and Development Revenue Data

    In the United States, the Company sells ABELCET to national and regional wholesalers who in turn resell the product to hospitals and other service providers. Internationally, sales are primarily made directly to hospitals. Pursuant to marketing/distribution agreements with the Company in France, Italy, Spain and certain other countries, ABELCET is sold to local pharmaceutical companies who then re-sell the product to hospitals.

    For the years ended December 28, 1997, December 29, 1996  and
December 31, 1995 sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any year were as follows:

                   1997           1996            1995
   Customer A       25%            24%              2%
   Customer B       20%            24%             14%
   Customer C       16%            20%             24%
   Customer D       14%            10%             12%


    The Company has entered into various collaborative research and development contracts. The Company earned substantially all of its research and development revenues from one corporate sponsor in 1997 and 1996 and two corporate sponsors in 1995. Payments by corporate sponsors that comprised 10% or more of the Company's total revenues, pursuant to collaborative agreements and licensing and other fees as reported in the statements of operations, in any year were as follows:

                             1997        1996         1995
     Sponsor A           $2,331,000  $3,180,000   $5,743,000
     Sponsor B                   --          --      753,000



           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements_(Continued)

13.  Summary of Quarterly Financial Data (Unaudited):

   Summarized quarterly financial data (in thousands, except for per share data) for the years ended December 28, 1997 and December 29, 1996 are as follows:


Quarter
1997                        First    Second     Third      Fourth
Total revenues            $15,854   $16,654     $16,050   $16,538

Total expenses             20,323    25,204      22,253    23,762

Net loss applicable to
  Common Stock............$(4,469)  $(8,550)    $(6,203)  $(7,224)

Net loss per share applicable
  to Common Stock (basic and
    diluted)              $  (.12)  $  (.23)    $  (.17)  $  (.19)

Weighted average shares
  outstanding (basic and
  diluted)                  36,132    36,988      37,430    37,565


Quarter
1996                        First    Second     Third      Fourth
Total revenues            $12,409   $14,402     $14,910   $18,211

Total expenses             16,500    19,532      20,262    21,516

Net loss                  (4,091)   (5,130)     (5,352)   (3,305)

Preferred Stock dividends   (662)     (571)         (2)         0

Net loss applicable to Common
  Stock                   $(4,753) $(5,701)     $(5,354)  $(3,305)

Net loss per share applicable
  to Common Stock (basic
   and  diluted)          $ (.16)  $  (.17)     $ (.16)   $  (.09)

Weighted average shares
  outstanding (basic and
  diluted)                 30,191    33,493      33,671    35,812


   Net loss per share of Common Stock amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements_(Continued)


14.  Unusual Charges and Credits:

    The  Company  recorded  approximately $3,900,000  of  unusual charges for the second quarter of 1997 following unfavorable results of a pivotal Phase III study of VENTUSTM. The primary component was for an organizational restructuring charge of $2,550,000 (classified as selling, general and administrative expense) of which all but approximately $200,000 was spent at December 28, 1997. A total of 137 positions were eliminated as a result of the restructuring and the annualized benefit is approximately $8,000,000. The balance of the charges were attributable to a provision for royalties on past sales of ABELCET of $768,000 to settle certain litigation concerning that product, including the pro-rata amortization of a ten-year warrant issued as part of the settlement (classified as cost of goods sold), and certain manufacturing overhead costs of $570,000 following the unfavorable study results, (classified as research and development expense).

   On August 11, 1997, the Company entered into a settlement agreement with NeXstar Pharmaceuticals, Inc. and Fujisawa USA, Inc., terminating all litigation relating to the Company's liposome drying technology patents. Pursuant to this agreement, the Company received a payment of $1,750,000, included in other income, and will receive quarterly payments based on all AmBisome sales beginning in 1998.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



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




Princeton, New Jersey
February 6, 1998






                                        Coopers & Lybrand L.L.P.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts
                           Schedule II


Column A               Column B        Column C           Column D    Column E
                                       Additions

                       Balance at  Charged to   Charged to             Balance
                       Beginning   Costs and    Other                  at End
Description            of Period   Expenses     Accounts   Deductions  of Period

Year Ended December 28,
1997
Valuation Allowance for
Sales                   $609,000   13,711,000     --    (10,531,000)  3,789,000
  Rebates and Discounts
Allowance for Doubtful
  Accounts            $1,079,000      256,000     --        (50,000)  1,285,000
Valuation Allowance for
  Income Taxes        $65,752,00    10,966,00      --        --      76,718,000


Year Ended December 29,
1996
Valuation Allowance
for Sales                     --    $1,635,000      --  $(1,026,000)   $609,000
Rebates and Discounts
Allowance for Doubtful
Accounts                $  200,000  $ 879,000      --         --      1,079,000
Valuation Allowance for $58,220,00  $7,532,00      --         --    $65,752,000
  Income Taxes

Year Ended December 31,
1995
Allowance for Doubtful
  Accounts                      --  $  200,000       --          --    $ 200,000
Valuation Allowance for  $46,210,00 $12,010,000      --          --  $58,220,0
  Income Taxes


 Item l4(a)3.  Exhibits to Form l0-K

     (A)  Exhibits
          Each management contract or compensation plan required to be filed pursuant to Item 601 of Regulation S-K is reflected in Exhibit numbers 10-01, 10-02, 10-03 and 10-04.

Exhibit
Number

3(i)-01 Restated  Certificate of Incorporation  of  the  Company,
        including   Designation  of  Preferences  of   Series   A
        Cumulative Convertible Exchangeable Preferred Stock. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference thereto.)

3(ii)   By-Laws of the Company. (Filed with Registration No.  33-
        23292, and incorporated herein by reference thereto.)

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

10-03   The  Liposome Company, Inc. 1991 Director's Non-Qualified
        Stock  Option  Plan.  (Filed with  Registration  No.  33-
        66924, and incorporated herein by reference thereto.)

10-04   Agreement  dated  June 1, 1995 between  the  Company  and
        Charles  A.  Baker. (Filed with the Company's  Report  on
        Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference thereto.)

10-05 Joint Venture Agreement dated as of November 19, 1986 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and associated agreements. (Filed with Registration No. 33-39041, and incorporated herein by reference thereto.)

10-06 Territory Expansion Agreement dated as of December 12, 1988 by and among the Company, Nippon Oil & Fats Co., Ltd., and Techno-Venture Co., Ltd., and Nichiyu Liposome Co., Ltd., and associated agreements. (Filed with
        Registration No. 33-39041, and incorporated herein by reference thereto.)

10-07 Amphotericin B Supply Agreement dated as of January 1, 1993, between the Company and Bristol-Meyers Squibb Company. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)

10-08 License Agreement dated as of September 2, 1994, between the Company and Bristol-Meyers Squibb Company. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)

Item l4(a)3.  Exhibits to Form l0-K (Continued)

Exhibit
Number

10-09 Lease Agreement dated December 14, 1992, between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference thereto.)

10-10 First Amendment dated October 29, 1993 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)

10-11 Second Amendment dated December 31, 1994 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-12 Third Amendment dated July 27, 1995 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-13 Lease Agreement dated as of January 1, 1995 between the Company and One Research Way Partners. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-14 Credit Agreement dated as of December 31, 1996, among the Company, The Liposome Manufacturing Company, Inc.
        and General Electric Capital Corporation. (Filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1996, and incorporated herein by reference thereto.)

10-15 Termination Agreement dated July 14, 1997, among The Liposome Company, Inc., Pfizer Inc., and Pfizer Pharmaceuticals Production Corporation. (Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, and incorporated herein by reference thereto.)

10-16 Settlement Agreement dated August 11, 1997 among The Liposome Company, Inc., NeXstar Pharmaceuticals Inc. and Fujisawa USA, Inc. (Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, and incorporated herein by reference thereto.)

21      List of Company's subsidiaries.

23      Consent of Independent Accountants.

27      Financial Data Schedule

99-01 Settlement Agreement dated July 1, 1997, among The Liposome Company, Inc., the Board of Regents of the University of Texas System, and the University of Texas M.D. Anderson Cancer Center, including Patent License Agreement as Exhibit B. (Filed with the Company's Registration Statement on Form S-3, Registration No. 333-36931, and incorporated herein by reference thereto.)


                           SIGNATURES

    Pursuant  to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of March, 1998.

                  THE   LIPOSOME  COMPANY,  INC.   AND SUBSIDIARIES
                  By:    /s/     Charles A. Baker
                                 Charles A. Baker

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 26th day of March, 1998 on behalf of the Registrant and in the capacities indicated.

/s/  Charles A. Baker     Chairman of the Board, President, Chief
 Charles A. Baker          Executive Officer and Director (Principal Executive
                           Officer)


/S/  Dennis A. Rodrigues  Controller (Principal Accounting Officer and
     Dennis A. Rodrigues   Principal Financial Officer)


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


/S/  Robert F. Hendrickson  Director
     Robert F. Hendrickson


/S/  Bengt Samuelsson, Dr.  Director
     Bengt Samuelsson, Dr.


/S/  Joseph T. Stewart, Jr. Director
     Joseph T. Stewart, Jr.


/S/  Gerald Weissmann, M.D. Director
     Gerald Weissmann, M.D.

/S/  Horst Witzel, Dr.-Ing. Director
     Horst Witzel, Dr.-Ing.


                          EXHIBIT INDEX


EXHIBIT NO.                                                 PAGE


21.  Subsidiaries                                            61

23.  Consent of Independent Accountants                      62



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


     Liposome Holdings, Inc.                 Delaware


     Nichiyu Liposome Company, Ltd.          Tokyo, Japan


     The Liposome Manufacturing              Delaware
         Company, Inc.


     The Liposome Company Ltd.               United Kingdom


     Liposome SARL                           France


     Liposome SL                             Spain


     Liposome Pty Ltd.                       Australia


     Liposome Canada Inc.                    Canada


     Liposome SrL                            Italy


     Liposome S.a.r.l.                       Switzerland


     Liposome B.V.                           Netherlands



                           EXHIBIT 23

               CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of The Liposome Company, Inc. on Forms S-8 (File Nos. 333-20339 and 333-20341) of our reports dated February 6, 1998 on our audits of the consolidated financial statements and financial statement schedule of The Liposome Company, Inc. as of December 28, 1997 and December 29, 1996, and for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, which reports are included in this Annual Report on Form 10-K.




Princeton, New Jersey
March 25, 1998




                                   Coopers & Lybrand L.L.P.


                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of March, 1998.
                       THE LIPOSOME  COMPANY,  INC. AND  SUBSIDIARIES
                       By:   Charles A. Baker

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the day of March 26, 1998 on behalf of the Registrant and in the capacities indicated.

Charles A. Baker          Chairman of the Board, President Chief
                          Executive Officer and Director (Principal Executive
                          Officer)


Dennis A. Rodrigues       Controller (Principal Accounting Officer and
                          Principal Financial Officer)


James G. Andress          Director




Morton Collins            Director



Stuart Feiner             Director



Robert F. Hendrickson     Director



Bengt Samuelsson, Dr.     Director



Joseph T. Stewart, Jr.    Director



Gerald Weissmann, M.D.    Director



Horst Witzel, Dr.-Ing.    Director