Form 10-K/A
period 1997-12-28
LIPOSOME CO INC
filed 1998-04-13
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E
                     C O M M I S S I O N

                   Washington, D.C.  20549

           R E P O R T   O N   F O R M   10-K/A-1

 FIRST AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For fiscal year ended December 28, l997
               Commission file number 0-14887

      T H E   L I P O S O M E   C O M P A N Y,   I N C.
   (Exact name of registrant as specified in its charter)

            Delaware                        22-2370691
(State or other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)

  One Research Way, Princeton Forrestal Center, Princeton,
                                  New Jersey 08540
          (Address of principal executive offices)
                         (Zip Code)

     Registrant's telephone number, including area code:
                       (609) 452-7060

 Securities registered pursuant to Section 12(b) of the Act:
                            None

 Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, $.0l Par Value;
   Depositary Shares each representing 1/10 of a share of
                    Registrant's Series A
    Cumulative Convertible Exchangeable Preferred Stock;
   Series A Cumulative Convertible Exchangeable Preferred
                    Stock, $.01 Par Value
                      (Title of Class)
                           PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

  (a) Market Information

  The Company's Common Stock is traded on the Nasdaq
National Market System under the symbol LIPO. The following table sets forth for the periods indicated the high and low sale price for the Common Stock:

                                           High     Low
    1997
       4th Quarter                      $7.3750   $4.0000
       3rd Quarter                       9.1250    6.3750
       2nd Quarter                       28.250    7.6250
       1st Quarter                       29.500   17.875

                                           High     Low
    1996
       4th Quarter                      $22.750  $14.875
       3rd Quarter                       19.875   11.875
       2nd Quarter                       26.125   16.000
       1st Quarter                       25.125   16.250

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





SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of April, 1998.

                           THE LIPOSOME COMPANY, INC.
                           AND SUBSIDIARIES

                           By:    /s/Charles A. Baker
                                   Charles A. Baker
                                   Chairman of the Board,
                                   President,
                                   Chief Executive Officer,
                                   and Director