Form 10-Q
period 1998-03-29
LIPOSOME CO INC
filed 1998-05-12
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                        Washington, D. C.  20549

                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the Quarterly Period ended March 29, 1998     Commission file
number 0-14887


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


                         Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


            Class                               May 6, 1998

   Common Stock, $.01 par value                 37,964,601





               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                            TABLE OF CONTENTS


PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        March 29, 1998 and December 28, 1997                    3

        Consolidated Statements of Operations
        for the Three Month Period Ending
         March  29, 1998 and March 30, 1997....                 4


        Consolidated Statements of Cash Flows
        for the Three Month Period Ending
         March  29, 1998 and March 30, 1997...................5


        Notes to Consolidated Financial Statements            6-7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8-14

Part II.       OTHER INFORMATION                               15

Signatures                                                     16




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


















                                 Page 2


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (Unaudited)

                      ASSETS
Current assets:                                       3/29/98       12/28/97
      Cash and cash equivalents                       $ 23,884      $ 15,236
      Short-term investments                             5,600       15,359
      Accounts receivable, net of allowance for doubtful
       accounts ($1,285 for 1998, $1,285 for 1997)       8,554        7,150
      Inventories                                        9,160       10,530
      Prepaid expenses                                   1,312        1,034
      Other current assets                                 236          216
           Total current assets                         48,746       49,525

Long-term investments                                    3,000        3,000
Property, plant and equipment, net                      26,044       26,652
Restricted cash                                         11,930       11,930
Intangibles, net                                           378          393
       Total assets                                   $ 90,098     $ 91,500

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  4,537     $  2,616
   Accrued expenses and other current liabilities        7,133        6,009
   Current obligations under capital leases              1,962        2,031
   Current obligations under note payable                  303          303
       Total current liabilities                        13,935       10,959

Long-term obligations under capital leases               6,096        5,996
Long-term obligations under note payable                   807          883
       Total liabilities                                20,838       17,838

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Common Stock, par value $.0l; 60,000 shares authorized;
     37,965 and 37,663 shares issued and outstanding        380          377
Additional paid-in capital                              263,322      262,637
Accumulated other comprehensive loss                       (521)        (508)
Accumulated deficit                                    (193,921)    (188,844)
       Total stockholders' equity                        69,260       73,662

       Total liabilities and stockholders' equity     $  90,098     $ 91,500







                         See accompanying notes
                                 Page 3



               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per share data)
                               (Unaudited)


                                          Three Months Ended

                                             3/29/98        3/30/97

Product sales                              $  16,044      $  14,405

Collaborative research and development
  revenues...............                          0            900

Interest, investment and othe income           1,050            549

      Total  revenues.................        17,094         15,854

Cost of goods sold.....                        4,799          3,450

Research and development expense.....          8,292          7,315

Selling, general and administrative
  expense                                      8,869          9,357

Interest expense......................           211            201

      Total expenses................          22,171         20,323

Net loss applicable to Common Stock        $  (5,077)       $(4,469)

Net loss per share applicable to
  Common Stock (basic and diluted)          $   (.13)       $   (.12)

Weighted average number of common shares
  outstanding (basic and diluted)              37,846         36,132














                         See accompanying notes
                              Page 4 of 14



               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                        Three Months Ended

                                                     3/29/98      3/30/97
Cash flows from operating activities:

  Net loss                                        $  (5,077)   $ (4,469)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
     Depreciation and amortization                    1,481       1,275
     Provision for bad debts                              0          73
     Other                                              687         427
     Changes in assets and liabilities
       Accounts receivable                           (1,404)     (1,851)
       Inventories                                    1,370      (4,453)
       Prepaid expenses                                (278)       (304)
       Other current assets                             (20)       (153)
       Accounts payable                               1,921         194
        Accrued expenses and other current
          liabilities                                 1,124         696

     Net cash used by operating activities             (196)     (8,565)

Cash flows from investing activities:

  Purchases of short and long-term investments         (583)       (670)
  Sales of short and long-term investments...        10,410       9,970
  Purchases of property, plant and equipment           (363)       (420)

     Net cash provided by investing activities        9,464       8,880

Cash flows from financing activities:

  Net payments from registration of Common Stock          0         (38)
  Proceeds from the exercise of stock options             1       1,000
  Principal payments under note payable                 (76)        (76)
   Principal payments under capital lease obligations               (464)
(577)

      Net  cash (used)/provided by financing activities (539)       309

Effects of exchange rate changes on cash                (81)        114

Net increase in cash and cash equivalents             8,648         738

Cash  and cash equivalents at beginning of the period 15,236      1,841

Cash and cash equivalents at end of the period       $23,884   $  2,579







                         See accompanying notes
                                 Page 5


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


  1.Basis of Presentation

     The information presented at March 29, 1998, and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The December 28, 1997 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 28, 1997, which were included as part of the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. For the three months ended March 29, 1998 and the comparable prior year period, weighted average shares were to 37,846,000 and 36,132,000, respectively. The increase is due primarily to the full-year impact of shares issued pursuant to conversions of Preferred Stock, shares issued for cash in a private placement and the exercise of stock options. On April 23, 1997 the Company issued an additional 1,000,000 shares at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report this investor has reported total holdings of approximately 24.64% of the Company's outstanding Common Stock.

     Options and warrants to purchase 5,781,447 shares of Common Stock at $1.03 - $24.38 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss. The options and warrants expire on various dates from May 23, 1998 to March 24, 2008.


  3.Comprehensive Income

     The Company has adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" for the period ended March 29, 1998. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. The following table details "Comprehensive Income" as defined in SFAS No. 130 for the three month period ended March 29, 1998.

                                                Three Months Ended:
                                                 3/29/98     3/30/97
     Net loss applicable to Common Stock         $(5,077)   $(4,469)

     Other comprehensive income/(expenses):
       Net unrealized investment gain/(loss)          68        (37)
       Foreign currency translation adjustment       (81)       114

     Comprehensive net loss                      $(5,090)   $(4,392)

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                               (Unaudited)


  4.Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in the 1998 year-end and is currently evaluating the impact of the standard.


  5.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:

                           March 29,    December 28,
                            1998            1997
      Finished goods      $ 2,291,000   $ 1,849,000
      Work in process       2,565,000     4,715,000
      Raw materials         3,741,000     3,378,000
      Supplies                563,000       588,000
                          $ 9,160,000   $10,530,000


  6.Supplemental Disclosure of Cash Flow Information

                                              Three Months Ended:
                                            3/29/98   3/30/97

    Cash paid during the year for interest  $271,000  $201,000


  7.Subsequent Event

    On  April  22,  1998 the Company announced it had entered  into  a three year agreement with Astra USA, Inc. ("Astra"). The Company will process and package Astra's M.V.I.-12 Unit Vial, an injectable multi-vitamin product used by severely ill hospitalized patients in need of nutritional supplements. The product will be processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities. Under the terms of the agreement, Astra will supply bulk quantities of the vitamin product and the Company will sterilize, fill, package and perform quality control on M.V.I.-12 Unit Vial.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Overview

   The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 18 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCET has been approved for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCET.

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

     The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: bromotaxol (a hydrophobic derivative of paclitaxel), which has shown anticancer activity in several experimental models; ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis) certain of which the Company has identified as displaying anticancer activity; and fusogenic liposomes (liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

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

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Overview (Continued)

Following the results of the VENTUSTM study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy, the Company restructured its operations to reflect ongoing operating realities and to focus the organization on the development and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in the second quarter of 1997. The annualized benefit of the restructuring is approximately $8,000,000.

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

In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. and Fujisawa U.S.A., Inc. Under the UT settlement the Company received an exclusive license under UT's patent, paid past royalties on sales of ABELCET, agreed to pay royalties on future sales, and issued to UT a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received a payment of $1,750,000 in 1997 and began receiving quarterly minimum payments (classified as interest, investment and other income) based on AmBisome sales in the first quarter of 1998.

Results of Operations

Revenues

     - Three Months Ended March 29, 1998:

Total revenues for the quarter ended March 29, 1998 were $17,094,000, an increase of $1,240,000 or 7.8% compared to $15,854,000 for the quarter ended March 30, 1997. The primary components of 1998 revenues for the Company are product sales of ABELCET and interest, investment and other income. In addition, collaborative research and development revenue was also included during the 1997 period, primarily due to the Pfizer development funding agreement.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Net product sales of ABELCET for the first quarter ended March 29, 1998 were $16,044,000 compared to $14,405,000 for the first quarter of 1997. The sales increase of $1,639,000 or 11.4%, is due primarily to higher U.S. sales volume and additional marketing clearance in major European countries and Canada. Unit shipments of ABELCET worldwide increased by 53.9% over the comparable prior year period. The disparity between increases in unit volume terms and dollar terms is due to several factors as discussed below.

Domestic sales in the first quarter of 1998 were $12,897,000, an increase of 3.9% from the comparable prior year period. Unit shipments increased 43.7% compared to the prior year period. During the second quarter of 1997, the Company instituted a targeted pricing program in response to a competitor, by offering discounts to high volume purchasers. The price reduction is effected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. The Company believes that the reduced prices to large customers also served to stimulate significantly greater demand for ABELCET. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales for these rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments. The provision for the quarter ended March 29, 1998 was approximately $5,300,000.

International product sales were $3,147,000 in the first quarter of 1998 versus $1,995,000 in the first quarter of 1997. The majority of the growth is due to the impact of the launch of ABELCET in late 1997 in France, Italy and Canada. In addition, the Company's marketing partner in Spain has resumed more normal ordering patterns during 1998. While international sales revenues increased by 57.7%, unit volume increased by 121.8%. The principal reason for this difference is the mix of sales to end users (ie. direct distribution) in certain countries and to marketing partners in others. In France the Company has been directly distributing and recording sales revenue at invoiced prices to end users. Following the Company's marketing agreement with Wyeth-Ayerst through the first quarter of 1998, the Company has also been recording a provision for marketing fees to its partner, classified in selling, general and administrative expense. Commencing in the second quarter of 1998 the Company will be recording revenue net of this marketing fee.

Collaborative research and development revenues for 1998 were $0 and $900,000 in the first quarter of 1997. The change is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer.

Interest, investment and other income for the three months ended March 29, 1998 and March 30, 1997 were $1,050,000 and $549,000, respectively. The increase of interest, investment and other income of $501,000 or 91.3% is primarily due to the recognition of a minimum quarterly royalty as part of the settlement of certain patent litigation.

Due to the Company's reacquisition of rights in EVACETTM from Pfizer, the Company anticipates there will be no collaborative research and development revenues in future quarters, as it currently has no other agreements in place. Interest, investment and other income will be related to the level of cash balances available for investment and the rate of interest earned and the royalty from NeXstar.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Expenses

     - Three Months Ended March 29, 1998:

The components of total expenses for the quarter ended March 29, 1998 were cost of goods sold, research and development, selling, general and administrative and interest expenses. Total expenses for the three months ended March 29, 1998 were $22,171,000, an increase of $1,848,000 over the comparable prior year period.

Cost of goods sold for the quarter ended March 29, 1998 was $4,799,000 or $1,349,000 higher than the comparable prior year period. The increase in cost of goods sold is primarily due to the 53.9% unit volume growth during the 1998 period. This increase was partially offset by high volume efficiencies available at the Indianapolis facility. Gross margin in the 1998 period was 70.1% compared to 76.0% in the 1997 period, a decline of 5.9 percentage points. This decline was essentially due to the lower average price of ABELCET during 1998, as a result of the targeted pricing program in the U.S. and increased European sales to marketing partners (which were made at significant discounts from end user sales price), partially offset by the aforementioned production efficiencies.

Research and development expense was $8,292,000 for the quarter ended March 29, 1998, compared to $7,315,000 for the comparable prior year period. The increase is due to the reorientation of the Princeton facility to the production of supplies related to clinical activity for EVACETTM and increased research and development activity for TLC ELL-12, partially offset by the absence of spending associated with VENTUSTM as development on that product has stopped.

Selling, general and administrative expenses for the three months ended March 29, 1998 were $8,869,000 compared to $9,357,000 in 1997.
The principal reason for the $488,000 decrease was the absence in 1998 of litigation costs associated with the University of Texas and NeXstar lawsuits.

Interest expense was $211,000 in the first quarter of 1998 or $10,000 higher than the comparable 1997 period. Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.

The Company expects the gross margin for ABELCET to continue to improve versus the fourth quarter of 1997, as the Company recognizes the advantages of lower unit manufacturing costs at Indianapolis. The Company expects research and development expenses to increase as a result of the reacquisition of EVACETTM and the related costs of completing EVACETTM product development. As ABELCET is launched in additional international markets, the Company's selling, general and administrative expenses in support of its marketing partners' activities, may increase.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Net  Loss Applicable to Common Stock and Net Loss per Share of  Common
Stock

The net loss applicable to Common Stock was $5,077,000 or $0.13 per share and $4,469,000 or $0.12 per share (basic and diluted) for the first quarters of 1998 and 1997, respectively. Weighted average shares used in the per share calculations were 37,846,000 in the 1998 period and 36,132,000 in the 1997 period. The number of shares of Common Stock used in each period to calculate basic and diluted loss per share were identical as the Company was in a loss position in all the periods and the inclusions of contingently issuable shares would have been anti-dilutive.

Liquidity and Capital Resources

   The Company had $44,414,000 in cash and marketable securities as of March 29, 1998. Included in this amount were cash and cash equivalents of $23,884,000, short-term investments of $5,600,000, long-term investments in marketable securities of $3,000,000 and restricted cash of $11,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities. The market value of certain securities in the Company's investment portfolio at March 29, 1998 was below their acquisition cost. The effect of unrealized investment losses at March 29, 1998, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in
Debt and Equity Securities," at March 29, 1998 was $40,000. This unrealized loss was recorded as a reduction of shareholders' equity.

   Cash and marketable securities (both short- and long-term and restricted cash) decreased $1,111,000 from December 28, 1997 to March 29, 1998. The major components of the use of funds were the net loss applicable to Common Stock (net of depreciation) of $3,596,000, accounts receivable of $1,404,000 due to higher sales, and capital lease and note payable payments of $540,000. Favorably impacting cash flow were the higher accounts payable and accrued liabilities balance change totaling $3,045,000, combined with lower inventory balances of $1,370,000.

  Inventories at March 29, 1998 decreased $1,370,000 from December 28, 1997. During 1997, the Company completed its plan to shift manufacturing of ABELCET from Princeton to a new, more cost efficient facility in Indianapolis, Indiana. In order to ensure a smooth transition, the Company increased its inventory of ABELCET during the first half of 1997. FDA approval of the Indianapolis facility was received during the third quarter, and the Company has reoriented the Princeton facility to the production of clinical supplies. As planned, the Company has reduced inventories to levels consistent with unit demand for ABELCET.

Accounts payable at March 29, 1998 was $4,537,000 or $1,921,000 higher than at December 28, 1997 and accrued expenses and other current liabilities were $7,133,000 or $1,124,000 higher than 1997 year-end. The variance is primarily due to the timing of payments to vendors.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations  (Continued)


  In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, or to return or purchase the equipment. In December 1996, the agreement was amended
to  include  an additional $6,101,000 of manufacturing equipment.   In
November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively. These amounts have been re-financed as a capital lease obligation under the lease agreement for a
three-year  period.   The  lease is collateralized  by  $4,310,000  in
standby letters of credit which are in return collateralized by AAA rated securities owned by the Company. Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit. In addition, the Company completed a U.S. working capital revolving credit line
agreement in early 1997, with a maximum capacity of $14,000,000.   All
borrowings must be secured by approved accounts receivable and finished goods inventories. The Company has a pledge of $5,000,000 to support this agreement, which has been classified as restricted cash. There have been no advances made against this line through the date of this report.

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

The Company has a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility. The principal balance outstanding at March 29, 1998 is $1,110,000.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report, this investor has reported total holdings of approximately 24.64% of the Company's outstanding shares of Common Stock.

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

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Company presently believes that the "Year 2000" problem will not pose significant operational problems for the Company's computer systems.

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


DATE: May 12, 1998

                                THE LIPOSOME COMPANY, INC.


                                By:
                                    Charles A. Baker
                                    Chairman of the Board and
                                    Chief Executive Officer



                                By:
                                    Lawrence R. Hoffman
                                    Vice President and
                                    Chief Financial Officer

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 12, 1998

                                THE LIPOSOME COMPANY, INC.


                                By: /s/ Charles A. Baker
                                    Charles A. Baker
                                    Chairman of the Board and
                                    Chief Executive Officer




                                By: /s/ Lawrence R. Hoffman
                                    Lawrence R. Hoffman
                                    Vice President and
                                    Chief Financial Officer
































                                 Page 16