Form 10-Q
period 1998-06-30
LIPOSOME CO INC
filed 1998-08-10
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                        Washington, D. C.  20549

                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the Quarterly Period ended June 28, 1998 Commission file number 0-14887


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


                         Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:




            Class                               August 7, 1998

   Common Stock, $.01 par value                   38,017,256





               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                            TABLE OF CONTENTS


PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        June 28, 1998 and December 28, 1997                     3

        Consolidated Statements of Operations
        for the Three and Six Month Periods Ending
        June 28, 1998 and June 29, 1997                         4

        Consolidated Statements of Cash Flows
        for the Six Month Periods Ending
        June 28, 1998 and June 29, 1997                         5

        Notes to Consolidated Financial Statements            6-7

        ITEM 2

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8-17

Part II. OTHER INFORMATION                                     18

Signatures                                                     19




            ************************************************


Note concerning trademarks:Certain names mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET is a registered trademark of The Liposome Company, Inc.







                              Page 2 of 19



               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (Unaudited)


                      ASSETS
Current assets:                                        6/28/98     12/28/97

      Cash and cash equivalents                       $ 25,373     $ 15,236
      Short-term investments                             7,118       15,359
      Accounts receivable, net of allowance for doubtful
       accounts ($1,285 for 1998, $1,285 for 1997)       8,375        7,150
      Inventories                                        6,268       10,530
      Prepaid expenses                                     739        1,034
      Other current assets                                 130          216
           Total current assets                         48,003       49,525

Long-term investments                                    2,000        3,000
Property, plant and equipment, net                      25,019       26,652
Restricted cash                                         11,930       11,930
Intangibles, net                                           360          393
       Total assets                                   $ 87,312     $ 91,500

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $  2,473     $  2,616
   Accrued expenses and other current liabilities       7,354        6,009
   Current obligations under capital leases             2,005        2,031
   Current obligations under note payable                 303          303
       Total current liabilities                       12,135       10,959

Long-term obligations under capital leases              5,578        5,996
Long-term obligations under note payable                  732          883
       Total liabilities                               18,445       17,838

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Common Stock, par value $.0l; 60,000 shares authorized;
     38,008 and 37,663 shares issued and outstanding      380          377
Additional paid-in capital                            263,772      262,637
Accumulated other comprehensive loss                    (517)        (508)
Accumulated deficit                                 (194,768)    (188,844)
       Total stockholders' equity                      68,867      73,662

       Total liabilities and stockholders' equity   $  87,312    $ 91,500








                         See accompanying notes
                              Page 3 of 19



               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per share data)
                               (Unaudited)



                                       Three Months Ended Six Months Ended

                                      6/28/98  6/29/97  6/28/98  6/29/97

Product sales                        $ 19,203 $ 15,220  $ 35,247 $ 29,625

Collaborative research and development
  revenues...........                       0      900         0    1,800

Interest, investment and other income   1,022      534       2,072  1,083

       Total revenues................. 20,225   16,654     37,319  32,508

Cost of goods sold                      5,224    5,080     10,023   8,530

Research  and development expense.....  7,481    7,528     15,773  14,843

Selling, general and administrative
  expense...                            8,167   12,418     17,036  21,775

Interest expense......................    200      178        411     379

       Total expenses................. 21,072   25,204     43,243  45,527

Net  loss applicable to Common Stock   $(847)  $(8,550)   $(5,924) $(13,019)

Net loss per share applicable to
  Common Stock (basic & diluted)      $(0.02)  $(0.23)     $(0.16)  $(0.36)

Weighted average number of common
  shares outstanding (basic & diluted) 37,992   36,988      37,919   36,560






                         See accompanying notes
                              Page 4 of 19


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)



                                                        Six Months Ended
                                                     6/28/98      6/29/97
Cash flows from operating activities:

  Net loss                                        $   (5,924)  $ (13,019)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
     Depreciation and amortization                      3,020      2,551
     Provision for bad debts                                0        165
     Provision for severance                                0      2,550
     Other                                              1,117        711
     Changes in assets and liabilities
       Accounts receivable                            (1,225)        721
       Inventories                                      4,262    (7,255)
       Prepaid expenses                                   295      (127)
       Other current assets                                86      (161)
       Accounts payable                                 (143)      1,123
       Accrued expenses and other current liabilities   1,345        402

      Net  cash provided/(used) by operating activities 2,833   (12,339)

Cash flows from investing activities:

  Purchases of short- and long-term investments      (2,306)    (16,791)
  Sales of short- and long-term investments...        11,644      36,213
  Restricted cash...                                       0     (5,000)
  Purchases of property, plant and equipment           (859)       (962)

     Net cash provided by investing activities         8,479     13,460

Cash flows from financing activities:

  Expenses related to registration of Common Stock          0      (119)
  Exercises of stock options                               21      2,145
  Proceeds from issuance of Common Stock                    0     20,875
  Principal payments under note payable                 (151)      (152)
  Principal payments under capital lease obligations    (939)    (1,160)

    Net  cash (used)/provided by financing activities  (1,069)    21,589

Effects of exchange rate changes on cash                 (106)       192

Net increase in cash and cash equivalents               10,137    22,902

Cash  and cash equivalents at beginning of the period   15,236     1,841

Cash and cash equivalents at end of the period      $   25,373 $  24,743




                         See accompanying notes
                              Page 5 of 19


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


  1.Basis of Presentation

     The information presented at June 28, 1998, and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The December 28, 1997 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 28, 1997, which were included as part of the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.Common Stock Outstanding and Per Share Information

     Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. For the three months ended June 28, 1998 and the comparable prior year period, weighted average shares were 37,992,000 and 36,988,000, respectively. For the six month periods ended June 28, 1998 and June 29, 1997, weighted average shares were 37,919,000 and 36,560,000, respectively. The increases for both the three and six month periods are due primarily to the impact of shares issued to a private investor and the exercise of stock options. On April 23, 1997 the Company issued 1,000,000 shares at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report this investor has reported total holdings of approximately 24.60% of the Company's outstanding Common Stock.

     Options and warrants to purchase 5,760,007 shares of Common Stock at $1.03 - $24.38 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss. The options and warrants expire on various dates from July 6, 1998 to June 26, 2008.


  3.Comprehensive Income

     The Company has adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. The following table details "Comprehensive Income" as defined in SFAS No. 130 for the three and six month periods ended June 28, 1998.


                                                Three Months Ended:
                                                 6/28/98     6/29/97
     Net loss applicable to Common Stock         $  (847)    $(8,550)

     Other comprehensive income/(expenses):
     Net unrealized investment gain                   29         164
     Foreign currency translation adjustment         (25)         78

     Comprehensive net loss                      $  (843)   $(8,308)

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



                                                  Six Months Ended:
                                                 6/28/98     6/29/97
     Net loss applicable to Common Stock       $  (5,924)   $(13,019)

     Other comprehensive income/(expenses):
     Net unrealized investment gain                   97         127
     Foreign currency translation adjustment        (106)        192

     Comprehensive net loss                    $  (5,933)  $ (12,700)


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


  5.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:


                           June 28,1998   December 28, 1997
      Finished goods      $ 2,469,000        $ 1,849,000
      Work in process       1,352,000          4,715,000
      Raw materials         1,812,000          3,378,000
      Supplies                635,000            588,000
                          $ 6,268,000        $10,530,000


  6.Supplemental Disclosure of Cash Flow Information

                                              Six Months Ended:
                                             6/28/98   6/29/97

    Cash paid during the year for interest  $411,000  $423,000

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

In the U.S., Canada, Switzerland and the United Kingdom, the Company markets ABELCET with its own sales force. For other countries, the Company's general strategy is to market ABELCET through marketing partners. Specific marketing partnerships are determined on a country-
by-country  basis.   In  addition, sales  are  realized  on  a  "named
patient" basis in certain countries where marketing approvals have not yet been received.

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

The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: the bromotaxols (hydrophobic derivatives of paclitaxel), some of which have shown anticancer activity in several experimental models; ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis) certain of which the Company has identified as displaying anticancer activity; and fusogenic liposomes (liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

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

Following the results of the VENTUSTM study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy, the Company restructured its operations to focus the organization on the development and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in the second quarter of 1997. The annualized benefit of the restructuring is approximately $8,000,000.

Additionally, in order to gain operational access to a second, potentially significant oncology-related drug, the Company reacquired, on July 14, 1997, all development, manufacturing and marketing rights to EVACETTM from Pfizer Inc ("Pfizer"), which had previously been co-developing EVACETTM with the Company. The Company assumed control and the cost of all clinical studies, including the ongoing Phase III clinical studies that were previously being conducted by Pfizer. Pfizer will receive royalties on worldwide (except Japan) commercial sales of EVACETTM.

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

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations

Revenues

     - Three Months Ended June 28, 1998:

Total revenues for the quarter ended June 28, 1998 were $20,225,000 an increase of $3,571,000 or 21.4% compared to $16,654,000 for the quarter ended June 29, 1997. The primary components of 1998 revenues for the Company are product sales of ABELCET and interest, investment and other income. In addition, collaborative research and development revenue was also included during the 1997 period, primarily due to the co-development agreement with Pfizer.

Net product sales of ABELCETr for the second quarter ended June 28, 1998 were $19,203,000 compared to $15,220,000 for the second quarter of 1997. The sales increase of $3,983,000 or 26.2%, is due primarily to higher U.S. sales volume and additional marketing clearance in major European countries and Canada. Unit shipments of ABELCETr worldwide increased by 52.7% over the comparable prior year period. The disparity between increases in unit volume terms and dollar terms is due to several factors as discussed below.

Domestic  sales  in  the second quarter of 1998 were  $15,297,000,  an increase of 15.8% from the comparable prior year period. Unit shipments increased 40.4% compared to the prior year period. During the second quarter of 1998, the Company announced a price increase to its domestic customers effective July 1, 1998. Some portion of the sales increase may have resulted from distributor stocking of ABELCETr in anticipation of the July 1, 1998 price increase. This may affect the amount of domestic sales in future quarters. In the second quarter of 1997, the Company instituted a targeted pricing program in response to a competitor, by offering discounts to high volume purchasers. The price reduction is effected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. The Company believes that the reduced prices to large customers also served to stimulate significantly greater demand for ABELCET. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales for these rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments. The provision for the quarter ended June 28, 1998 was approximately $6,730,000.

International product sales were $3,906,000 in the second quarter of 1998 versus $2,010,000 in the second quarter of 1997. The majority of the growth is due to the impact of the launch of ABELCET in late 1997 in France, Italy and Canada, combined with the ABELCET inventory stocking by Wyeth-Ayerst International ("Wyeth") in Austria and France. While international sales revenues increased by 94.3%, unit volume increased by 123.5%. The principal reason for this difference is the mix of sales to end users (i.e. direct distribution) in certain countries and to marketing partners in others.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Collaborative research and development revenues for the second quarter of 1998 were $0 compared to $900,000 in the second quarter of 1997. The change is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer.

Interest, investment and other income for the three months ended June 28, 1998 and June 29, 1997 were $1,022,000 and $534,000, respectively.
The increase of interest, investment and other income of $488,000 or 91.4% is primarily due to the recognition of a minimum quarterly royalty as part of the settlement of patent litigation with NeXstar.

     - Six Months Ended June 28, 1998:

Total revenues for the six months ended June 28, 1998 were $37,319,000, an increase of $4,811,000 or 14.8% compared to
$32,508,000 for the six months ended June 29, 1997. The primary components of 1998 revenues for the Company are product sales of ABELCET and interest, investment and other income. In addition, collaborative research and development revenue was also included during the 1997 period, primarily due to the co-development agreement with Pfizer.

Net product sales of ABELCET for the six months ended June 28, 1998 were $35,247,000 compared to $29,625,000 for the comparable prior year period of 1997. The sales increase of $5,622,000 or 19.0%, is due primarily to higher U.S. sales volume and additional marketing clearance in major European countries and Canada. Unit shipments of ABELCET worldwide increased by 53.2% over the comparable prior year period. The disparity between increases in unit volume terms and dollar terms is due to several factors as discussed below.

Domestic sales in the first six months of 1998 were $28,194,000, an increase of 10.0% from the comparable prior year period. Unit shipments increased 41.9% compared to the prior year period. This growth was achieved despite the half year impact of the U.S. targeted pricing program instituted in the second quarter of 1997 and to some extent could have been affected by the announced price increase (as previously discussed with respect to the three months ended June 28,
1998). The targeted pricing program is effected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales for these rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments. The provision for the six months ended June 28, 1998 was approximately $12,050,000.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

International product sales were $7,053,000 for the first six months of 1998 versus $4,005,000 in the comparable prior year period. The major growth components of the change were the impact of the launch of ABELCET in late 1997 in France, Canada and Italy, inventory stocking by Wyeth in Austria and France, and more normal ordering patterns in Spain. While international sales revenues increased by 76.1%, unit volume increased by 122.8%. The principal reason for this difference is the mix of sales to end users (i.e. direct distribution) in certain countries and to marketing partners in others.

Collaborative research and development revenues for 1998 were $0 and $1,800,000 in the first half of 1997. The change is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer.

Interest, investment and other income for the six months ended June 28, 1998 and June 29, 1997 were $2,072,000 and $1,083,000, respectively. The increase of interest, investment and other income of $989,000 or 91.3% is primarily due to the recognition of two quarters of a minimum quarterly royalty as part of the settlement of patent litigation with NeXstar.

Due to the Company's reacquisition of rights in EVACETTM from Pfizer, the Company anticipates there will be no collaborative research and development revenues in future quarters, as it currently has no other agreements in place. In future quarters, the Company anticipates recognition of income related to a manufacturing agreement with Astra USA, Inc. Interest, investment and other income will be related to the level of cash balances available for investment and the rate of interest earned and the royalty from NeXstar.

Expenses

- Three Months Ended June 28, 1998:

The components of total expenses for the quarter ended June 28, 1998 were cost of goods sold, research and development, selling, general and administrative and interest expenses. Total expenses for the quarter ended June 28, 1998 were $21,072,000, a decrease of $4,132,000 from the comparable prior year period.

Cost of goods sold for the quarter ended June 28, 1998 was $5,224,000 or $144,000 higher than the comparable prior year period. The increase in cost of goods sold is primarily due to unit volume growth of 52.7% during the 1998 period, partially offset by manufacturing efficiencies. Gross margin in the 1998 period was 72.8% compared to 66.6% in the 1997 period, an improvement of 6.2 percentage points. The major reasons for the change were the improvement in manufacturing costs due to the shift of manufacturing from the Company's Princeton facility to its larger scale facility in Indianapolis and the absence of unusual charges related to the settlement of patent litigation with the University of Texas. Partially offsetting the favorable reduction in unit costs is the lower average price for ABELCET in 1998 as a result of the impact of the targeted pricing program in the U.S. and the use of marketing partners in Europe.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Research and development expense was $7,481,000 for the second quarter of 1998, compared to $7,528,000 for the comparable prior year period. The favorability is due to offsetting factors; the absence of spending associated with VENTUSTM, offset by increased clinical activity for EVACETTM, increased research and development activity for TLC ELL-12 and the reorientation of the Princeton manufacturing facility to the production of clinical supplies.

Selling, general and administrative expenses for the quarter ended June 28, 1998 were $8,167,000 compared to $12,418,000 in 1997. The principal reasons for the decrease of $4,251,000 were the absence in 1998 of the restructuring charge of $2,550,000 recorded in the second quarter of 1997, and the elimination of litigation costs relating to the University of Texas and NeXstar lawsuits.

Interest expense was $200,000 in the second quarter of 1998 and $178,000 in the second quarter of 1997. Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.


     - Six Months Ended June 28, 1998:

The components of total expenses for the quarter ended June 28, 1998 were cost of goods sold, research and development, selling, general and administrative and interest expenses. Total expenses for the six months ended June 28, 1998 were $43,243,000, a decrease of $2,284,000 over the comparable prior year period.

Cost of goods sold for the six months ended June 28, 1998 was $10,023,000 or $1,493,000 higher than the comparable prior year period. The increase in cost of goods sold is primarily due to the 53.2% unit volume growth combined with the lower average price of ABELCETr during the 1998 period. This increase is partially offset by high volume efficiencies available at the Indianapolis facility, combined with the absence of unusual charges incurred in 1997 for litigation settlements. Gross margin in the 1998 period was 71.6% compared to 71.2% in the 1997 period.

Research and development expense was $15,773,000 for the six months ended June 28, 1998, compared to $14,843,000 for the comparable prior year period, an increase of $930,000. The reasons for the increase were the Company's reacquisition of EVACETTM from Pfizer in 1997, increased research and development activity for TLC ELL-12 and the reorientation of the Princeton manufacturing facility to the production of clinical supplies. Partially offsetting the increase is the absence in 1998 of spending associated with VENTUSTM.

Selling, general and administrative expenses for the six months ended June 28, 1998 were $17,036,000 compared to $21,775,000 in 1997. The principal reasons for the decrease of $4,739,000 were the absence in 1998 of the restructuring charge of $2,550,000 recorded in the second quarter of 1997, and the elimination of litigation costs relating to the University of Texas and NeXstar lawsuits.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Interest expense was $411,000 in the first six months of 1998 and $379,000 in the 1997 period. Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.

The Company expects the gross margin for ABELCET to continue to improve, as the Company realizes economies of scale associated with increased manufacturing volume at its Indianapolis plant. The Company expects research and development expenses to increase as a result of the reacquisition of EVACETTM and the related costs of completing
EVACETTM product development. As ABELCET is launched in additional international markets, the Company's selling, general and administrative expenses in support of its marketing partners' activities, may increase.

Net  Loss Applicable to Common Stock and Net Loss per Share of  Common
Stock

The net loss applicable to Common Stock was $847,000 or $0.02 per share (basic and diluted) and $8,550,000 or $0.23 per share (basic and diluted) for the second quarters of 1998 and 1997, respectively. Weighted average shares used in the per share calculations were 37,992,000 in the 1998 period and 36,988,000 in the 1997 period. The number of shares of Common Stock used in each period to calculate basic and diluted loss per share were identical as the Company was in a loss position in all the periods and the inclusion of contingently issuable shares would have been anti-dilutive.

The net loss applicable to Common Stock was $5,924,000 or $0.16 per share (basic and diluted) and $13,019,000 or $0.36 per share (basic and diluted) for the first half of 1998 and 1997, respectively. Weighted average shares used in the per share calculations were 37,919,000 in the 1998 period and 36,560,000 in the 1997 period.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Results of Operations

Liquidity and Capital Resources

The Company had $46,421,000 in cash and marketable securities as of June 28, 1998. Included in this amount were cash and cash equivalents of $25,373,000, short-term investments of $7,118,000, long-term investments in marketable securities of $2,000,000 and restricted cash of $11,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities.

Cash and marketable securities (both short- and long-term and restricted cash) increased $896,000 from December 28, 1997 to June 28, 1998. The primary components of the favorable impact on cash flow were the lower inventory balance of $4,262,000, and the higher accrued liabilities balance of $1,345,000. The major uses of funds were the net loss applicable to Common Stock (net of depreciation and amortization) of $2,904,000, the increase in accounts receivable of $1,225,000 due to higher sales, and capital lease payments of $939,000.

Inventories at June 28, 1998 decreased $4,262,000 from December 28, 1997. During 1997, the Company completed its plan to shift manufacturing of ABELCET from Princeton to a new, more cost efficient facility in Indianapolis, Indiana. In order to ensure a smooth transition, the Company increased its inventory of ABELCET during the first half of 1997. FDA approval of the Indianapolis facility was received during the third quarter of 1997, and the Company has reoriented the Princeton manufacturing facility to the production of clinical supplies. As planned, the Company has reduced inventories to levels consistent with unit demand for ABELCET.

Accrued expenses and other current liabilities at June 28, 1998 were $7,354,000 or $1,345,000 higher than December 28, 1997. The major component of the increase is the higher clinical trial accruals related to EVACETTM.

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

The Company has a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility. The principal balance outstanding at June 28, 1998 is $1,035,000.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report, this investor has reported total holdings of approximately 24.60% of the Company's outstanding shares of Common Stock.

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

Year 2000 Impact

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies regarding EVACETTM, TLC ELL-12 and other oncology products, (ii) the timing of filing of new drug
application  for  EVACETTM,  (iii)  future  regulatory  approvals   for
EVACETTM, (iv) the expansion of sales efforts regarding ABELCETR, (v) possible new licensing agreements, (vi) future product revenues, (vii) the future uses of capital, and financial needs of the Company, (viii) cost savings from restructuring and (ix) manufacturing efficiencies and other benefits to be realized from use of the Indianapolis
facility.   While  these statements are made by the Company  based  on management's current beliefs and judgment, they are subject  to  risks
and  uncertainties  that  could cause  actual  results  to  vary.   In
evaluating   such   statements,  stockholders  and  investors   should
specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET is still in its early stage and the ultimate rate of sales of ABELCET is uncertain; (b) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (e) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (f) the Company has incurred losses in each year since its inception and there can be no assurance of profitability in any future period.

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

(a) An annual meeting of stockholders of the Company was held on May 14, 1998.

(c)       All members of the Board of Directors were re-elected at the
          annual  meeting.   The following votes  were  cast  for  and
          withheld from each nominee:

                                For                  Withheld
          Charles A. Baker      32,248,452           509,389
          James G. Andress      32,259,566           498,275
          Morton Collins        32,261,266           496,575
          Stuart F. Feiner      32,261,266           496,575
          Robert            F.  32,261,266           496,575
          Hendrickson
          Bengt Samuelsson      32,261,316           496,525
          Joseph T. Stewart     32,261,316           496,525
          Gerald Weissman       32,261,266           496,575
          Horst Witzel          32,261,166           496,675

          The appointment of PricewaterhouseCoopers L.L.P. (formerly Coopers & Lybrand L.L.P.) as the Company's independent accountants for the fiscal year ending January 3, 1999 was ratified by a vote of 32,519,194 affirmative votes and 100,432 negative votes, with 138,215 shares abstaining.

ITEM 6.   Exhibits and Reports on Form 8K

(a)  Exhibits

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


DATE: August 10, 1998

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


DATE: August 10, 1998

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





























                              Page 19 of 19