Form 10-Q
period 1998-09-27
LIPOSOME CO INC
filed 1998-11-09
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

Washington, D. C.  20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period ended September 27, 1998	Commission file number 0-14887


T H E   L I P O S O M E   C O M P A N Y,   I N C.
(Exact name of registrant as specified in its charter)


           Delaware                		    22-2370691
(State or other jurisdiction of             	(IRS Employer
incorporation or organization)	Identification No.)


One Research Way, Princeton Forrestal Center, Princeton, N.J.  08540
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:	  (609) 452-7060


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:




		 	Class		November 4, 1998

	 Common Stock, $.01 par value		  38,224,065






THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		                                                             PAGE NO.

Part I.	FINANCIAL INFORMATION

		ITEM 1 - Financial Statements

		Consolidated Balance Sheets as of
		September 27, 1998 and December 28, 1997	3

 		Consolidated Statements of Operations
		for the Three and Nine Month Periods Ending
		September 27, 1998 and September 28, 1997	4

		Consolidated Statements of Cash Flows
		for the Nine Month Periods Ending
		September 27, 1998 and September 28, 1997	5

		Notes to Consolidated Financial Statements	6-7

		ITEM 2

		Management's Discussion and Analysis of Financial
		Condition and Results of Operations	8-17

Part II.	OTHER INFORMATION	18

Signatures		19




************************************************


Note concerning trademarks:	Certain names mentioned in this report are
trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET? is a registered trademark of The Liposome Company, Inc.



















Page 2 of 19



THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

				ASSETS
Current assets:	                               	9/27/98       	12/28/97
			Cash and cash equivalents	                 	$ 24,160	      $ 15,236
			Short-term investments	                      	13,078        	18,359
			Accounts receivable, net of allowance for doubtful
			 accounts ($508 for 1998, $1,285 for 1997)	   	6,406         	7,150
			Inventories	                                  	5,307        	10,530
			Prepaid expenses	                               	948         	1,034
			Other current assets	                           	563	           216
					Total current assets	                      	50,462        	52,525

Property, plant and equipment, net	             	23,792        	26,652
Restricted cash	                                	11,930        	11,930
Intangibles, net		                                  349      	     393
		Total assets	                               	$ 86,533      	$ 91,500

			LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable	                            	$  2,200      	$  2,616
	Accrued expenses and other current liabilities	 	7,042         	6,009
	Current obligations under capital leases       		2,048         	2,031
	Current obligations under note payable		           303	           303
	 	Total current liabilities		                   11,593        	10,959

Long-term obligations under capital leases	      	5,050         	5,996
Long-term obligations under note payable		          656	           883
		Total liabilities		                            17,299      	  17,838

Commitments and contingencies

Stockholders' equity:
Capital stock:
	Common Stock, par value $.0l; 60,000 shares authorized;
		38,071 and 37,663 shares issued and outstanding	 	381          	377
Additional paid-in capital                    		264,259	      262,637
Accumulated other comprehensive loss	             	(330)        	(508)
Accumulated deficit		                          (195,076)    	(188,844)
		Total stockholders' equity		                   69,234	       73,662

		Total liabilities and stockholders' equity	 	$ 86,533	     $ 91,500

















See accompanying notes
Page 3 of 19




THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)


                                				    Three Months Ended	Nine Months Ended

                                      				 9/27/98	9/28/97	 9/27/98	 9/28/97

Product sales                          		$ 17,638	$ 13,115	$ 52,885	$ 42,740

Collaborative research and development
  revenues...........	                        	--     	531     	--	    2,331

Interest, investment and other income		     1,009    2,404    3,081    3,487

		Total revenues	.................      	  18,647	  16,050   55,966   48,558

Cost of goods sold                        		5,220   	7,091  	15,243  	15,621

Research and development expense.....     		5,520   	6,627  	21,293  	21,470

Selling, general and administrative
  expense...                              		8,027   	8,366  	25,063  	30,141

Interest expense......................	  	    188	     169      599      548

		Total expenses	.................       	 18,955   22,253   62,198   67,780

Net loss............	...........         	$  (308)	$(6,203)	$(6,232)$(19,222)

Net loss per share (basic & diluted)	    	$ (0.01)	$ (0.17)	$ (0.16)	$ (0.52)

Weighted average number of common
  shares outstanding (basic & diluted)  		 38,050	  37,430	  37,963	  36,850





















See accompanying notes
Page 4 of 19



THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                   				   Nine Months Ended
                                                       		9/27/98   	9/28/97
Cash flows from operating activities:

	Net loss                                           		$  (6,232)	 $	(19,222)
	Adjustments to reconcile net loss to net cash used
	  by operating activities:
		Depreciation and amortization                         		4,529     		3,742
		Provision for bad debts	                                  302	      		254
		Other		                                                 1,721     		1,033
		Changes in assets and liabilities
			Accounts receivable	                                    	442     		2,375
			Inventories                                          		5,223    		(3,828)
			Prepaid expenses                                        		86	       	242
			Other current assets	                                  	(347)     		(156)
			Accounts payable		                                      (416)      		(29)
			Accrued expenses and other current liabilities		       1,033 		   (1,412)

		Net cash provided/(used) by operating activities		      6,341	   	(17,001)

Cash flows from investing activities:

	Purchases of short-term and long-term investments     		(8,315)   	(22,347)
	Sales of short-term and long-term investments...	      	13,694     	41,637
	Restricted cash...                                        		--     	(5,000)
	Purchases of property, plant and equipment		            (1,288)     (1,561)

		Net cash provided by investing activities		             4,091      12,729

Cash flows from financing activities:

	Expenses related to registration of Common Stock	          	--	      (158)
	Exercises of stock options	                                	63	     2,251
	Proceeds from issuance of Common Stock	                    	--    	20,875
	Principal payments under note payable	                   	(227)     	(227)
	Principal payments under capital lease obligations		    (1,424)    (1,751)

	 	Net cash (used)/provided by financing activities		    (1,588)	   20,990

Effects of exchange rate changes on cash	    __              80        156

Net increase in cash and cash equivalents		               8,924	    16,874

Cash and cash equivalents at beginning of the period		   15,236      1,841

Cash and cash equivalents at end of the period     		$   24,160  	$ 18,715













See accompanying notes
Page 5 of 19



THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.	Basis of Presentation

The information presented at September 27, 1998, and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The December 28, 1997 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 28, 1997, which were included as part of the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

2.	Common Stock Outstanding and Per Share Information

Per share data is based on the weighted average number of shares of Common Stock outstanding during each of the periods. For the three months ended September 27, 1998 and the comparable prior year period, weighted average shares were 38,050,000 and 37,430,000, respectively. The increase for the three month period is due primarily to the impact of the issuance of restricted stock, 401K contributions and the exercise of stock options. For the nine month period ended September 27, 1998 and September 28, 1997, weighted average shares were 37,963,000 and 36,850,000, respectively. The increase for the nine month period is due primarily to the impact of shares issued to a private investor, the exercise of stock options and the issuance of restricted stock. On April 23, 1997 the Company issued 1,000,000 shares at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report this investor has reported total holdings of approximately 24.47% of the Company's outstanding Common Stock.

Options and warrants to purchase 5,802,229 shares of Common Stock at a range of $1.03 to $24.38 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss. The options and warrants expire on various dates from September 30, 1998 to September 21, 2008.


3.	Comprehensive Income

The Company has adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. The following table details "Comprehensive Income" as defined in SFAS No. 130 for the three and nine month periods ended September 27, 1998 and September 28, 1997.

                                              		Three Months Ended:
                                              		9/27/98   	9/28/97
Net loss	                                      $  (308)   	$(6,203)

Other comprehensive income/(expenses):
Net unrealized investment gain                      	1        	214
Foreign currency translation adjustment	           186	        (36)

Comprehensive net loss                        	$  (121)  	$ (6,025)

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


                                                  		Nine Months Ended:
                                                  		9/27/98   	9/28/97
Net loss                                         	$  (6,232) 	$(19,222)

Other comprehensive income/(expenses):
Net unrealized investment gain                          	98       	341
Foreign currency translation adjustment	                 80  	     156

Comprehensive net loss                           	$  (6,054)	$ (18,725)


4.	Recently Issued Accounting Pronouncements

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


5.	Inventories

	Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:

                   			September 27,	        December 28,
                			       1998   	              1997
		Finished goods	     $    2,696,000	       $ 1,849,000
		Work in process           	887,000         	4,715,000
		Raw materials           	1,482,000         	3,378,000
		Supplies	                  242,000	           588,000
                     			$  5,307,000       	$10,530,000


6.	Supplemental Disclosure of Cash Flow Information

                                         			 Nine Months Ended:
                                           		9/27/98    	9/28/97

	Cash paid during the year for interest    	$654,000   	$548,000

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET? (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 20 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCET? has been approved for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCET?.

In the U.S., Canada, Switzerland and the United Kingdom, the Company markets ABELCET? with its own sales force. For other countries, the Company's general strategy is to market ABELCET? through marketing partners. Specific marketing partnerships are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

The Company is developing EVACETTM (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. The Company has conducted two Phase III clinical studies comparing EVACETTM to conventional doxorubicin as a single agent and in combination with cyclophosphamide, another commonly used chemotherapeutic agent. Results of an interim analysis at the halfway point of the single agent study indicate that EVACETTM is significantly less cardiotoxic than conventional doxorubicin with essentially equal tumor response rates. The Company expects to file a New Drug Application ("NDA") for EVACETTM with the U.S. Food and Drug Administration ("FDA") at the end of 1998.

The Company completed preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new anticancer drug that may have applications for the treatment of many different cancers. On October 27, 1998 the Company announced that the FDA has cleared the Investigational New Drug application ("IND") for this product. This novel drug acts against tumor cells by a mechanism not shared by any currently available anticancer drug. A Phase I clinical trial has been designed to enroll adult patients with advanced solid tumors, including non-small cell lung, prostate and melanoma. The Company expects to commence this trial by the end of 1998.

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

In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. and Fujisawa U.S.A., Inc. ("NeXstar"). Under the UT settlement the Company received an exclusive license under UT's patent, paid past royalties on sales of ABELCET?, agreed to pay royalties on future sales, and issued to UT a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received a payment of $1,750,000 in the third quarter of 1997 and began receiving quarterly minimum payments (classified as interest, investment and other income) based on AmBisome sales commencing in the first quarter of 1998.

On April 22, 1998 the Company announced it had entered into a three year contract manufacturing agreement with Astra USA, Inc. ("Astra"). The Company will process and package Astra's M.V.I.?-12 Unit Vial, an injectable multi-vitamin product used by severely ill hospitalized patients in need of nutritional supplements. The product will be processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities. Under the terms of the agreement, Astra will supply bulk quantities of the vitamin product and the Company will sterilize, fill, package and perform quality control on M.V.I.?-12 Unit Vial. The Company expects to record revenues related to Astra commencing in the fourth quarter of 1998.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Revenues

	- Three Months Ended September 27, 1998:

Total revenues for the quarter ended September 27, 1998 were $18,647,000 an increase of $2,597,000 or 16.2% compared to $16,050,000 for the quarter ended September 28, 1997. The primary components of 1998 revenues for the Company are product sales of ABELCET? and interest, investment and other income. In addition, collaborative research and development revenue was also included during the 1997 period, primarily due to the EVACETTM co-development agreement with Pfizer.

Net product sales of ABELCETr for the third quarter ended September 27, 1998 were $17,638,000 compared to $13,115,000 for the third quarter of 1997. The sales increase of $4,523,000 or 34.5%, is due primarily to higher U.S. sales volume and additional marketing clearance in major European countries and Canada. Unit shipments of ABELCETr worldwide increased by 39.0% over the comparable prior year period. The disparity between increases in unit volume terms and dollar terms is due to several factors as discussed below.

Domestic sales in the third quarter of 1998 were $14,361,000, an increase of $2,869,000 or 25.0% from the comparable prior year period. Unit shipments increased 23.5% compared to the prior year period. During the second quarter of 1997, the Company instituted a tiered pricing program in response to a competitor, by offering discounts to high volume purchasers. The Company believes that this program served to stimulate significantly greater demand for ABELCET?. Also contributing to the change is a price increase instituted by the Company to its domestic customers effective July 1, 1998. The Company provides a reserve for the impact on sales for rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments. The provision for the three months ended September 27, 1998 was approximately $7,161,000.

International product sales were $3,277,000 in the third quarter of 1998 versus $1,623,000 in the third quarter of 1997. The majority of the increase is due to the impact of the launch of ABELCET? in late 1997 in France, Italy and Canada, combined with ABELCET? sales growth in the UK and Spain. While international sales revenues increased by 101.9%, unit volume increased by 158.8%. The principal reason for this difference is the mix of sales to end users (i.e. direct distribution) in certain countries and to marketing partners in others.

Collaborative research and development revenues for the third quarter of 1998 were $0 compared to $531,000 in the third quarter of 1997. This is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer.

Interest, investment and other income for the three months ended September 27, 1998 and September 28, 1997 were $1,009,000 and $2,404,000, respectively. The decrease of $1,395,000 or 58.0% is primarily due to the receipt of an initial royalty payment from NeXstar of $1,750,000 in connection with the settlement of certain patent litigation in 1997. In the third quarter of 1998, the Company recognized a minimum quarterly royalty of $437,500 pursuant to the terms of the litigation settlement.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

	- Nine Months Ended September 27, 1998:

Total revenues for the nine months ended September 27, 1998 were $55,966,000, an increase of $7,408,000 or 15.3% compared to $48,558,000 for the nine months ended September 28, 1997. The primary components of 1998 revenues for the Company are product sales of ABELCET? and interest, investment and other income. In addition, collaborative research and development revenue was also included during the 1997 period, primarily due to the EVACETTM co-development agreement with Pfizer.

Net product sales of ABELCET? for the nine months ended September 27, 1998 were $52,885,000 compared to $42,740,000 for the comparable prior year of 1997. The sales increase of $10,145,000 or 23.7%, is due primarily to higher U.S. sales volume and additional marketing clearance in major European countries and Canada. Unit shipments of ABELCET? worldwide increased by 48.2% over the comparable prior year period. The disparity between increases in unit volume terms and dollar terms is due to several factors as discussed below.

Domestic sales in the first nine months of 1998 were $42,555,000, an increase of 14.7% from the comparable prior year period while unit shipments increased 35.2%. This growth was achieved despite the partial year impact of the U.S. tiered pricing program instituted in the second quarter of 1997. The tiered pricing program is effected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. The Company believes that this program served to stimulate significantly greater demand for ABELCET?. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales for these rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments.
The provision for the nine months ended September 27, 1998 was approximately $19,213,000.

International product sales were $10,330,000 for the first nine months of 1998 versus $5,628,000 in the comparable prior year period. The major growth components of the change were the impact of the launch of ABELCET? in late 1997 in France, Canada and Italy, combined with more normal ordering patterns in Spain. While international sales revenues increased by 83.5%, unit volume increased by 134.1%. The principal reason for this difference is the mix of sales to end users (i.e. direct distribution) in certain countries and to marketing partners in others.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Collaborative research and development revenues for 1998 were $0 and $2,331,000 for the 1997 period. The change is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer.

Interest, investment and other income for the nine months ended September 27, 1998 and September 28, 1997 were $3,081,000 and $3,487,000, respectively. The decrease of $406,000 or 11.6% is primarily due to the $1,750,000 receipt of an initial payment from NeXstar relating to the settlement of certain patent litigation in 1997. During the first nine months of 1998, the Company recognized a minimum royalty for each quarter.

Due to the Company's reacquisition of rights in EVACETTM from Pfizer, the Company anticipates there will be no collaborative research and development revenues in future quarters, as it currently has no other agreements in place. In future quarters, the Company anticipates recognition of income related to a manufacturing agreement with Astra. The anticipated revenues from interest and investment income will be related to the level of cash balances available for investment and the rate of interest earned.

Expenses

- Three Months Ended September 27, 1998:

The components of total expenses for the quarter ended September 27, 1998 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the quarter ended September 27, 1998 were $18,955,000, a decrease of $3,298,000 from the comparable prior year period.

Cost of goods sold for the quarter ended September 27, 1998 was $5,220,000 or
$1,871,000 lower than the comparable prior year period.   The significant
decrease was due to lower standard cost in 1998 from the more efficient Indianapolis facility combined with the impact of the Company's decision not to manufacture ABELCET? during the third quarter of 1997. As a result of this decision, certain manufacturing overhead and fixed costs for Indianapolis were reflected in cost of goods sold in the 1997 period. Partially offsetting the decrease is the impact of the higher sales volume in the 1998 period.
Gross margin in the 1998 period was 70.4% compared to 45.9% in the 1997 period, an improvement of 24.5 percentage points.

Research and development expense was $5,520,000 for the third quarter of 1998, compared to $6,627,000 for the prior year period. The reduction is due to lower spending related to the pivotal Phase III clinical trials of EVACET?, which are nearing completion, for which the Company expects to file a NDA with the FDA later this year. Partially offsetting this reduction is increased research and development activity for TLC ELL-12 and the late 1997 reorientation of the Princeton manufacturing facility to the production of clinical supplies.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Selling, general and administrative expenses for the quarter ended September 27, 1998 were $8,027,000 compared to $8,366,000 in 1997. The principal reasons for the decrease of $339,000 was the elimination of litigation costs relating to the University of Texas and NeXstar lawsuits.

Interest expense was $188,000 in the third quarter of 1998 and $169,000 in the third quarter of 1997. Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.


	- Nine Months Ended September 27, 1998:

The components of total expenses for the nine months ended September 27, 1998 were cost of goods sold, research and development, selling, general and administrative and interest expenses. Total expenses for the nine months ended September 27, 1998 were $62,198,000, a decrease of $5,582,000 over the comparable prior year period.

Cost of goods sold for the nine months ended September 27, 1998 was $15,243,000 or $378,000 lower than the comparable prior year period. The decrease in cost of goods sold is primarily due to the lower manufacturing costs related to the high volume efficiencies at the Indianapolis facility, combined with the absence of manufacturing in the third quarter of 1997 (as previously discussed with respect to the three months ended September 27, 1998). The reduction in cost of goods sold was partially offset by the impact of higher sales volume in 1998 of 48.2% year to year. Gross margin in the 1998 period was 71.2% compared to 63.5% in the 1997 period.

Research and development expense was $21,293,000 for the nine months ended September 27, 1998, compared to $21,470,000 for the comparable prior year period. The change is due to the Company's reacquisition of EVACET? from Pfizer in 1997, increased research and development activity for TLC Ell-12 and the reorientation of the Princeton manufacturing facility to the production of clinical supplies in late 1997. Offsetting those increases is the absence of spending for VENTUSTM in the 1998 period.

Selling, general and administrative expenses for the nine months ended September 27, 1998 were $25,063,000 compared to $30,141,000 in 1997. The principal reasons for the decrease of $5,078,000 were the absence in 1998 of the restructuring charge of $2,550,000 recorded in the second quarter of 1997, and the elimination of litigation costs relating to the University of Texas and NeXstar lawsuits.

Interest expense was $599,000 in the first nine months of 1998 and $548,000 in the 1997 period. Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations  (Continued)

Net Loss and Net Loss per Share

The net loss was $308,000 or $0.01 per share (basic and diluted) and $6,203,000 or $0.17 per share (basic and diluted) for the third quarters of 1998 and 1997, respectively. Weighted average shares used in the per share calculations were 38,050,000 in the 1998 period and 37,430,000 in the 1997 period. The number of shares of Common Stock used in each period to calculate basic and diluted loss per share were identical as the Company was in a loss position in all the periods and the inclusion of contingently issuable shares would have been anti-dilutive.

The net loss was $6,232,000 or $0.16 per share (basic and diluted) and $19,222,000 or $0.52 per share (basic and diluted) for the nine month periods of 1998 and 1997, respectively. Weighted average shares used in the per share calculations were 37,963,000 in the 1998 period and 36,850,000 in the 1997 period.


Liquidity and Capital Resources

The Company had $49,168,000 in cash and marketable securities as of September 27, 1998. Included in this amount were cash and cash equivalents of $24,160,000, short-term investments of $13,078,000 and restricted cash of $11,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities.

Cash and marketable securities (both short-term and restricted cash) increased $3,643,000 from December 28, 1997 to September 27, 1998. The primary components of the favorable impact on cash flow were the lower inventory balance of $5,223,000, the higher accrued liabilities balance of $1,033,000 and the lower
accounts receivable balance of $744,000.   The major uses of funds were the net
loss (net of depreciation and amortization) of $1,703,000 and the capital lease and note payable payments of $1,651,000.

Inventories at September 27, 1998 decreased $5,223,000 from December 28, 1997. During 1997, the Company completed its plan to shift manufacturing of ABELCET? from Princeton to a new, more cost efficient facility in Indianapolis, Indiana. In order to ensure a smooth transition, the Company increased its inventory of ABELCET? during the first half of 1997. FDA approval of the Indianapolis facility was received during the third quarter of 1997, and the Company has reoriented the Princeton manufacturing facility to the production of clinical supplies. As planned, the Company has reduced inventories to levels consistent with demand for ABELCET?.

Accrued expenses and other current liabilities at September 27, 1998 were $7,042,000 or $1,033,000 higher than December 28, 1997. The major component of the increase is the higher clinical trial accruals and expenses related to higher sales volume.

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

The Company has a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility. The principal balance outstanding at September 27, 1998 is $959,000.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At the date of this report, this investor has reported total holdings of approximately 24.47% of the Company's outstanding shares of Common Stock.

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

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Year 2000 Compliance
The Year 2000 computer issue ("Y2K") refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. For example, 1998 would be stored as "98", rather than "1998". The basic problem is that when the year changes from 1999 (99) to the year 2000
(00), some computer programs will be unable to distinguish the correct date. Such a situation could significantly interfere with the conduct of the Company's business, disrupt its operations and materially impact its financial condition.

In order to address this situation, the Company has conducted a Year 2000 assessment of its core business information systems including a wide variety of other information systems and related business processes (hereinafter, collectively referred to as the "Systems") used in its operations. The goal of the assessment was to identify and determine the Y2K readiness of the Company's Systems. The task of assessing the Systems from a Y2K readiness perspective has been substantially accomplished. Accordingly, the Company has developed a comprehensive remediation plan and scheduled the necessary hardware, software, and sub-component upgrades to remediate non-Y2K compliant systems. The Systems investigated were categorized into three areas. The first category involves the traditional management information systems that include computers, telecommunication devices, application software, operating system software, and related peripherals. The second category involves manufacturing and facility systems including machines and devices used to manufacture, store, and test the Company's product. It also includes the systems that control and monitor the Company's facilities such as HVAC, fire suppression, and elevators. The third category involves research systems including computer-controlled devices, calibration equipment, and similar instruments. The Company uses no older legacy or proprietary systems in its operations as a result of recent technology initiatives. Consequently, the Company believes that all existing non-Y2K compliant systems will be remediated by the third quarter of 1999.

In addition to the assessment of the Systems, key suppliers and customers have been identified. A survey form was developed and has been sent to each of these business entities in order to determine if their systems are Y2K compliant.
This is significant since delays in the shipment and receipt of critical supplies can impact the Company's production. Problems would also exist if customers become unable to pay for the Company's product (e.g., their accounts payable system fails) or if they cannot electronically order, store, or track product in compliance with FDA requirements. The Company is proactively addressing the Y2K issue with these vendors and suppliers in order to minimize risk from these external factors.

Based on the assessment of its Systems, the Company believes that the costs of addressing the Y2K issue will be less than $300,000. However, if key third parties such as suppliers and customers are not Y2K ready, Y2K problems could have a material adverse impact on the Company's business and its financial condition.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to,
(i) the progress of clinical trials and preclinical studies regarding EVACETT, TLC ELL-12 and other oncology products, (ii) the timing of filing a New Drug Application for EVACETT, (iii) future regulatory approvals for EVACETT, (iv) the expansion of sales efforts regarding ABELCETr, (v) possible new licensing agreements, (vi) future product revenues, (vii) the future uses of capital, and financial needs of the Company, (viii) cost savings from restructuring,
(ix) manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility; (x) the recording of revenues relating to the
Astra contract in the fourth quarter of 1998; and (xi) resolution of Year
2000 computer issues. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET? is still in its early stage and the ultimate rate of sales of ABELCET? is uncertain; (b) the Company's other products have not yet received regulatory approvals for sale, and it is difficult to predict when approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products, and the Company will be dependent on the success of its products in competing with these other products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products, and risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations;
(e) key customers, vendors and suppliers of the Company will be Y2K compliant; (f) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (g) the Company has incurred losses in each year since its inception and there can be no assurance of profitability in any future period.

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


DATE: November 9, 1998

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


DATE: November 9, 1998

		THE LIPOSOME COMPANY, INC.


		By:	/s/ Charles A. Baker
			Charles A. Baker
			Chairman of the Board and
			Chief Executive Officer




		By:	/s/ Lawrence R. Hoffman
			Lawrence R. Hoffman
			Vice President and
			Chief Financial Officer
































Page 19 of 19