Form 10-K
period 1999-01-03
LIPOSOME CO INC
filed 1999-03-30
CIK 786557

20






             S E C U R I T I E S   A N D   E X C H A N G E
                          C O M M I S S I O N

                       Washington, D. C.  20549

                            F O R M   10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For fiscal year ended January 3, 1999
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999, was approximately $375,806,108 based upon the last reported sales price of the registrant's Common Stock on the NASDAQ National Market.

At February 26, 1999 there were 38,362,021 shares of the Registrant's Common Stock outstanding.

The Exhibit Index appears on page 64.

                  DOCUMENTS INCORPORATED BY REFERENCE

             Document                      Form l0-K Part

     Proxy Statement for l999 Annual Meeting   Part III



                      THE LIPOSOME COMPANY, INC.
                    1998 ANNUAL REPORT - FORM 10-K


                           TABLE OF CONTENTS

ITEM NO.                                                    PAGE

Part I                                                        4

  1. Business                                                 4
      Overview/Business Strategy                              4
      Product Development                                     6
      Manufacturing                                          10
      Marketing Strategy                                     10
      Credit and Working Capital Practices                   11
      Human Resources                                        11
      Patents and Proprietary Technology                     11
      Governmental Regulation                                12
      Competition                                            13
      Additional Risk Factors                                14
      Executive Officers                                     17
  2. Properties                                              19
  3. Legal Proceedings                                       19
  4. Submission of Matters to a Vote of Security Holders     19


Part II                                                      20

  5. Market for Registrant's Common Equity and Related
      Stockholder Matters                                    20
  6. Selected Financial Data                                 21
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    22
  7a.                                                  Quantitative
and Qualitative Disclosures About
      Market Risk                                            32
  8. Financial Statements and Supplementary Data             32
  9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                    32

Part III                                                     33

 10. Directors and Executive Officers of the Registrant      33
 11. Executive Compensation                                  33
 12. Security Ownership of Certain Beneficial Owners
      and Management                                         33
 13. Certain Relationships and Related Transactions          33


Part IV                                                      34

 14. Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                               34
      This report on Form 10-K contains forward-looking statements concerning the business, financial performance and financial condition of the Company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statement. Factors that could cause such differences include, but are not limited to, those discussed in this Form 10-K, including without limitation, the discussion in Part I
Item 1, Additional Risk Factors. The following discussion should also be read in conjunction with Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included herein.

                                PART I

Item l.  Business

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

   ABELCET (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 22 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCET has been cleared for marketing for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product revenues are derived from ABELCET.

   During 1998, the Company marketed ABELCET in the U.S., Canada and the United Kingdom with its own sales force. For other countries, the Company's general strategy is to market ABELCET through marketing alliances. Specific marketing alliances are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

   The Company is developing EVACET (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. Three Phase III clinical studies of EVACET have been completed by the Company. The Company filed an NDA in the U.S. in December 1998, and plans to file in 1999 for approval to market EVACET in Europe. The Company also plans to conduct additional studies of EVACET in combination with other anticancer agents.

  TLC ELL-12, a liposomal ether lipid, potentially provides advantages over existing chemotherapeutic agents. Ether lipid has been shown in previous human studies to be an effective anticancer agent, but was highly toxic to red blood cells. TLC ELL-12 does not appear to have this toxicity. More importantly, unlike most chemotherapeutic agents, it does not interact with DNA. ELL-12 has not caused bone marrow suppression in animal studies and is not likely to be carcinogenic or mutagenic in its own right. If this holds true in humans, TLC ELL-12 would be a significant advance in cancer chemotherapy. TLC ELL-12 entered Phase I clinical trials at Duke University Medical Center in February 1999.

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

   On June 25, 1997 the Company announced results of a Phase III study of VENTUS as the treatment for Acute Respiratory Distress Syndrome, an inflammatory condition affecting the lungs. The Company's analysis of the two arms of the study showed no significant difference between patients receiving VENTUS or placebo either in reducing the time on mechanical ventilation or in 28 day mortality. No safety concerns for the drug were identified. The Company does not intend to perform any further significant development of VENTUS for this indication.

  Following the results of the VENTUS study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy, the Company restructured its operations to reflect ongoing operating realities and to focus the organization on the development and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in the second quarter of 1997.

   Additionally, in order to gain operational access to a second, potentially significant oncology-related drug, the Company reacquired, on July 14, 1997, all development, manufacturing and marketing rights to EVACET from Pfizer Inc. ("Pfizer"), which had previously been co-developing EVACET with the Company. The Company assumed control over and the cost of all clinical studies, including the ongoing Phase III clinical studies that were previously being conducted by Pfizer. Pfizer will receive royalties on worldwide (except Japan) commercial sales of EVACET.

   In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. ("NeXstar") and Fujisawa U.S.A., Inc. Under the UT settlement, the Company received an exclusive license under UT's patent and paid past royalties in a combination of cash and stock, agreed to pay royalties on future sales of ABELCET, and issued to UT a ten year warrant to purchase 1 million shares of the Company's Common Stock at $15.00 per share. Pursuant to the NeXstar settlement, the Company received a payment of $1,750,000 in 1997 and began receiving quarterly payments based on NeXstar's worldwide sales of AmBisome beginning in 1998.




PRODUCT DEVELOPMENT

     The following table summarizes the principal product development activities of the Company:

Product/Prog          Use              Status(1)         Marketing
     ram                                                  Rights
Anti-
infective
and Cancer
ABELCET        United States
               Systemic fungal     Marketing and      The Company
               infections in       sales
               patients
               refractory to, or
               intolerant of,
               amphotericin B.

               International
               Systemic fungal     Approved in:       The Company;
               infections (first   France, Italy,     Laboratorios
               and/ or second-     United Kingdom,    Esteve, SA
               line indications)   Canada, Spain and  (Spain,
                                   other countries.   Portugal)
                                   Other marketing
                                   approvals          Wyeth-Lederle
                                   pending.           (France,
                                                      Italy, UK,
                                                      Nordic
                                                      countries,
                                                      Netherlands
                                                      and Greece)

EVACETTM       Metastatic breast   New Drug           The Company
(Formerly      cancer              Application filed
TLC D-99)                          with the U.S. FDA
                                   in December 1998.
TLC ELL-12     Various cancers     Phase I clinical   The Company
                                   studies initiated
                                   in February 1999.

Bromotaxol     Various cancers     Preclinical        The Company
                                   toxicology
                                   studies

Ceramides      Various cancers     Research           The Company
and
sphingosines

Gene Therapy   Efficient delivery  Research           The Company
Delivery       of genes to target
               using fusogenic
               liposomes


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

   Amphotericin B, the active ingredient in ABELCET, is a broad-spectrum anti-fungal agent that is believed to act by penetrating the cell wall of a fungus, thereby killing it. In its conventional form, amphotericin B is particularly toxic to the kidneys, an adverse effect that often restricts the amount that can be administered to a patient. While still a nephrotoxic drug, ABELCET is able to deliver much greater amounts of amphotericin B while significantly reducing the kidney toxicity associated with the conventional drug.

   ABELCET has received regulatory marketing approval in the United States and twenty-two international markets including France, Italy, the United Kingdom, Canada and Spain. Marketing applications are in various stages of review in several additional countries.

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

   In May 1995, the Company filed a New Drug Application ("NDA") for ABELCET with the United States Food and Drug Administration ("FDA"). Following a priority review, the product was cleared for marketing in November 1995 for the treatment of aspergillosis in patients who have failed on, or who are intolerant of, amphotericin B. The Company commenced shipments of ABELCET in the U.S. in December 1995. In October 1996, following a second priority review, the FDA cleared for marketing an expanded label for ABELCET to include the treatment of all fungal infections in patients who have failed on, or who are intolerant of, amphotericin B.

   In February 1995, the Company received its first approval to market ABELCET from the Medicines Control Agency of the United Kingdom.
ABELCET was approved in Spain in late 1995 and in certain smaller countries during 1996. During the latter part of 1997 and the beginning of 1998, the Company received approvals to market ABELCET in Italy, Austria, Spain, France, Switzerland, Canada, Norway and Hong Kong. In September 1998, the Company received approval to market ABELCET in Australia. The Company believes it may receive marketing approvals in additional countries during 1999 and in later years.

  EVACET (Liposomal Doxorubicin)

   The Company is developing EVACET, liposomal doxorubicin (formerly TLC D-99), as a treatment for metastatic breast cancer. Doxorubicin, one of the most widely-used chemotherapeutic drugs, is used in the treatment of many solid tumors, leukemias and lymphomas. A substantial portion of the usage of doxorubicin is believed to be for the treatment of breast cancer, and about 40% of the U.S. usage is believed to be for the treatment of metastatic breast cancer. However, doxorubicin, in addition to the acute toxicities typical of chemotherapeutic drugs, can cause irreversible cardiac damage which is often the cumulative dose-limiting factor for such anthracycline (anticancer) chemotherapeutic agents. The individual maximum dosage given to a patient is limited by these and other toxic side effects.

   EVACET, a liposomal formulation of the chemotherapeutic agent doxorubicin, is designed to reduce significantly the cardiotoxic activity of the parent drug (i.e. doxorubicin) while maintaining efficacy. Three Phase III trials have been conducted by the Company: a single-agent trial (n=224) in which EVACET was compared directly to doxorubicin, a combination trial (n=297) in which EVACET was compared to doxorubicin when each was administered in combination with cyclophosphamide, and a European combination trial (n=160) in which EVACET was compared to epirubicin, an anthracycline therapy widely used in Europe, when each was administered in combination with cyclophosphamide.

   In December 1998, the Company filed an NDA with the FDA for marketing clearance for EVACET as a first line treatment for metastatic breast cancer. In February 1999, the FDA notified the Company that it had accepted its application for review. The Company expects the FDA to complete its review by the latter part of 1999. There can be no assurance that the Company will receive marketing clearance from the FDA to market EVACET in the United States.

   The Company reacquired all development, manufacturing and marketing rights to EVACET from Pfizer in July 1997. Pfizer had previously been co-developing EVACET with the Company. The Company assumed control over and the cost of all clinical studies including the ongoing Phase III clinical studies noted above that were previously being conducted and funded by Pfizer. Pfizer was also reimbursing the Company for substantially all of the development costs of EVACET that were being incurred by the Company. Pfizer made available a credit line of up to $10 million to continue the development of EVACET, and to the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. Pfizer is entitled to receive royalties on worldwide (except Japan) commercial sales of EVACET. There were no borrowings outstanding under this credit facility at the end of 1998.

  TLC ELL-12 (Liposomal Ether Lipid)

   The Company is developing TLC ELL-12 (a liposomal ether lipid), a new cancer therapeutic that may have applications for the treatment of many different cancers including prostate cancer and non-small-cell lung carcinoma.

   TLC ELL-12 is believed to employ a different mechanism of action than conventional anticancer agents; it does not interact directly with DNA and is not myelosuppressive. Thus, it may complement many standard chemotherapeutic agents. In preclinical studies conducted by the Company's scientists, TLC ELL-12 has been shown to be active in tumor models of melanoma, lung cancer, leukemia and multiple drug resistant cell lines. Additionally, it has been shown to be active in a model of human prostate cancer.

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

   The Company commenced Phase I clinical trials of TLC ELL-12 in February 1999 at Duke University Medical Center.

Research Programs

  Bromotaxol

   Bromotaxol (a hydrophobic derivative of paclitaxel) has shown anticancer activity in several experimental models. In a model of a human ovarian cancer tumor, mice treated with bromotaxol have remained tumor free for extended periods of time. If initial research data is confirmed, the Company expects to enter a hydrophobic taxane derivative, into a formal development program in 1999, leading to the possible commencement of human clinical studies in 2000.

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

Research Costs

   During 1998, 1997 and 1996, the Company's research and development costs were approximately $26.4 million, $28.9 million and $29.4 million, respectively.

   There can be no assurance that any of the products described above, or resulting from the Company's research programs, will be successfully developed, prove to be safe and efficacious at each stage of clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

MANUFACTURING

   The Company owns a 55,000 square foot manufacturing facility in Indianapolis, Indiana, designed for the production of large commercial quantities of its products. In August 1997, following a retrofit of a portion of the facility to manufacture ABELCET, the Company received FDA approval for commercial production of ABELCET from that facility. The facility has also been approved by several international regulatory authorities. During 1997, the Company transferred the production of ABELCET from its Princeton manufacturing facility to Indianapolis in order to take advantage of the manufacturing economies available from producing ABELCET on a larger scale.

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

   In April 1998, the Company entered into a three-year agreement with Astra USA Inc., a subsidiary of Astra AB of Sweden, to manufacture Astra's M.V.I.- 12 Unit Vial (hereinafter referred to as, "MVI"). MVI is used by severely ill, hospitalized patients in need of nutritional supplements. The Company will manufacture MVI at its Indianapolis manufacturing facility. Under the terms of the Agreement, Astra USA will supply bulk quantities of the vitamin product and will market the finished product. The Company will sterilize, fill, package and perform quality control on MVI for Astra USA. The Company expects to record revenues related to the Astra agreement in the first quarter of 1999.

MARKETING STRATEGY

  In the United States and Canada, the Company markets ABELCET through its own sales force of approximately forty experienced representatives. Sales representatives are based in key cities throughout North America and are solely dedicated to the marketing of ABELCET to hospitals. Internationally, the Company determines whether to market ABELCET directly or with a partner on a country-by-country basis. In addition, sales are realized on a named patient basis in certain countries where marketing approval has not yet been received.

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

   During 1998, the Company entered into agreements with affiliates of Wyeth-Ayerst to market ABELCET in Austria and Greece.

  In the fourth quarter of 1998, the Company entered into an agreement with Amgen Australia Pty. Ltd., a division of Amgen (NASDAQ: AMGN), to market ABELCET in Australia.

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

  The Company's credit practices and related working capital needs are believed to be comparable to those of other market participants. Collection periods tend to be longer for sales outside the United States. The Company maintains credit insurance on large, selected accounts in the United States subject to a deductible.

  Customers may return defective or out of date merchandise for credit or replacement. Such returns have been insignificant.

HUMAN RESOURCES

   At the end of 1998, the Company had 301 full-time employees, 25 of whom hold Ph.D. degrees and 3 of whom hold M.D. degrees or the foreign equivalent. Of these employees, 193 are engaged in research, development, clinical development and manufacturing activities, 66 in sales and marketing and 42 in administration.

   The Company considers its relations with its employees to be excellent. None of its employees is covered by a collective bargaining agreement. The Company attempts to offer competitive compensation and fringe benefits programs to its employees.

PATENTS AND PROPRIETARY TECHNOLOGY

   The Company considers the protection of its proprietary technology rights to be important to its business. In addition to seeking United States patent protection for many of its inventions, the Company files patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of its foreign business. At the end of 1998, the Company had 88 United States patents as well as 597 foreign counterpart patents, and 33 United States patent applications and 440 foreign counterpart patent applications (including those filed in designated countries under patent treaties) pending. Patents issued and applied for cover inventions, including new types of liposomes and their preparation processes, for the therapeutic application of liposomes, lipid purification, lipid based delivery systems and product compositions. The Company has acquired and licensed proprietary technology from universities, research organizations and other companies in return for payments and continuing royalty obligations. The Company has obtained patents in the United States for inventions which may be employed with respect to ABELCET, EVACET, TLC ELL-12 and the family of ceramides as well as aspects of the Company's technology in gene therapy delivery and has patent applications pending in Europe and Japan for such inventions. The Company has been awarded patents and has patent applications pending for inventions, which may be employed with respect to these and other products, in various selected countries as well.

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

   Other public and private institutions, including universities, may have filed applications for, or have been issued patents with respect to technology potentially useful or necessary to the Company. The scope and validity of such patents, the extent to which the Company may wish or need to acquire licenses under such patents, and the cost or availability of such licenses, are currently unknown.

   The Company also intends to rely on trade secrets and proprietary know-how and continuing technological innovation to maintain and develop its commercial position. The Company has entered into confidentiality agreements with its employees, consultants and advisors, and various companies with which it does business.

   The Company owns rights in the trademarks employed in its business. "ABELCETr" is a registered trademark in the United States and all of the European countries in which Amphotericin B Lipid Complex Injection is approved for marketing. EVACETT is a trademark of the Company pending registration in a number of countries. Other trademarks used by the Company include the graphic ball logo, the name CLEAR, the slogan, Expanding the Horizons of Biotechnology, and other trademarks and service marks identifying the Company's products and services.


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

   The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical tests, (ii) submission to the FDA of an application for an Investigational New Drug ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to and acceptance by, the FDA of an NDA with respect to drugs or a Product License Application ("PLA") with respect to biologics, and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with Good Manufacturing Practices as appropriate for production.

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

   The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval conditioned on further postmarketing testing. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. The FDA may also require postmarketing testing and surveillance programs to monitor the drug's efficacy and possible side effects. Results of these postmarketing programs may prevent, or limit, the further marketing of the products.

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

   The Company is aware that other companies are developing and marketing lipid-based amphotericin B products. The Company's two principal competitors in the lipid-based amphotericin B market are NeXstar Pharmaceuticals Inc. (NASDAQ:NXTR) and SEQUUS Pharmaceuticals Inc. which was acquired by ALZA Corporation (NYSE:AZA)at the end of 1998. NeXstar Pharmaceuticals and Gilead Sciences (NASDAQ:GILD) recently announced a stock-for-stock merger agreement. Each of these companies' products have regulatory approval in the United States and other countries.

  The two principal competitors referred to in the preceding paragraph also have liposomal anthracycline products. The FDA has granted accelerated  approval  to  one competitor  for  its  product  for  the treatment of Kaposi's Sarcoma where other agents have failed  and  has cleared for marketing the product of another competitor for the treatment of Kaposi's Sarcoma. These products are currently being
marketed   in  the  U.S.  and  certain  other  countries   for   these
indications. No approvals have been granted by the FDA for these products as treatment for solid tumors, although they are believed to be in development for certain types of cancer.

  Other groups active in the field include colleges, universities, and public and private research institutions which are becoming more active in seeking patent protection. These institutions have also become increasingly competitive in recruiting personnel from a limited number of scientists and technicians.

ADDITIONAL RISK FACTORS

   The growth, financial performance and business condition of the Company may be affected by a number of risk factors, including the matters discussed below:

   Uncertainty of Government Regulatory Requirements; Lengthy Approval
Process

  Human therapeutic products, vaccines and in vivo diagnostic products are subject to rigorous preclinical and clinical testing and approval by the FDA and comparable agencies in other countries and, to a lesser extent, by state regulatory authorities prior to marketing. The process of obtaining such approvals, especially for human therapeutic products, is likely to take a number of years and will involve the expenditure of substantial resources. If the FDA requests additional data, these time periods can be materially increased. Even after such additional data is submitted, there can be no assurance of obtaining FDA approval. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products.
Failure  to  obtain or maintain requisite governmental  approvals,  or failure to obtain approvals of the intended clinical uses requested, could delay or preclude the Company from further developing particular products or from marketing their products, or limit the commercial use of the products and thereby have a material adverse effect on the Company's liquidity and financial condition. No assurance can be given with respect to the NDA submitted to the FDA by the Company for commercial sale of EVACET or for any of its products under development. The Company must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each targeted indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. Many pharmaceutical and drug delivery companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

  Volatility of Stock Price

   There has been a history of significant volatility in the market prices for shares of companies in the biopharmaceutical industry. The market price of the shares of the Company's Common Stock has been volatile. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, developments relating to regulatory approvals, governmental regulation, developments regarding product development activities, developments or disputes relating to patent or proprietary rights, as well as period-to-period fluctuations in revenues and financial results, may have a significant impact on the market price of the Company's Common Stock.

   Uncertainty  of  Pharmaceutical Pricing  and  Adequate  Third-Party
Reimbursement

   The Company's business may be materially adversely affected by the continuing efforts of worldwide governmental and third party payers to contain or reduce the costs of pharmaceutical products. An increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing, which could reduce the price that the Company is able to charge for any current or future products. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing programs, all of which could have a material adverse effect on the Company's results of operations and financial condition. The Company's ability to generate significant revenues from its products may also depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health coverage insurers and other payers. If purchasers or users of the Company's products are not entitled to adequate reimbursement for the cost of such products, they may forego or reduce such use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available.

  Adequacy of Product Liability Insurance

   The testing, manufacturing and marketing of the Company's products entail an inherent risk of adverse events that could expose the Company to product liability claims. The Company has obtained insurance against the risk of product liability claims. However, there is no guarantee that this insurance will be adequate, that the amount of this insurance can be increased, or that the policies can be renewed. Moreover, the amount and scope of any coverage obtained may be inadequate to protect the Company in the event of a successful product liability claim.

  Dependence on Key Personnel and Consultants

   The Company's ability to successfully develop, manufacture and market products and to maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific and management personnel and to develop and maintain relationships with leading research institutions and consultants. Competition for such personnel and relationships is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel.

  Dependence Upon Suppliers

   The Company currently relies on a limited number of suppliers to provide the materials used to manufacture its products, certain of which materials are purchased only from one supplier. In the event the Company could not obtain adequate quantities of necessary materials from its existing suppliers, there can be no assurance that the Company would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. In particular, the Company presently acquires amphotericin B, a principle ingredient in ABELCETr, from one supplier on what the Company believes are favorable terms. Although the Company has qualified an alternative supplier for amphotericin B, the loss of the Company's current supplier could have a material adverse effect on the Company. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its product.

   The Company's Dependence on and the Uncertainty of Protection of Patents and Proprietary Rights.

    The protection provided to the Company by its patents and proprietary rights is key. The Company has a number of United States and foreign patents and patent applications relating to various aspects of lipid and liposome technologies. The patent position of biopharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that any patents will afford the Company commercially significant protection for its proprietary technology or have commercial application, and litigation may be necessary to determine the validity and scope of the Company's proprietary rights. Moreover, the patent laws of foreign countries and the enforcement of such laws may afford less protection than comparable U.S. laws. In Europe, several of the Company's granted patents are being opposed by other companies. Loss of some of these oppositions may result in decreased patent protection for the Company's products.

  Competition

   The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development, some of which use therapeutic approaches that compete directly with certain of the Company's product candidates. Some of the Company's competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining approval from the U.S. Food and Drug Administration ("FDA") and other regulatory approvals on products for use in health care. In particular, the Company is aware that other companies are developing lipid-based or liposomal amphotericin B products and have obtained regulatory approvals for such products in certain markets. Two competitors received approvals for lipid-based amphotericin B products in certain markets before ABELCETr was approved, which may confer a competitive advantage for their products. In the United States, although ABELCETr was the first lipid-based amphotericin B product to be approved for marketing, one competitor's product was approved in the fourth quarter of 1996, and another competitor's product was approved in August 1997. Although it cannot be predicted how the existence of competing lipid-based products may affect the U.S. antifungal market, it is possible that the Company's share of this market will decline and that price competition will reduce the overall size of the market. In addition, other companies are also developing liposomal anthracycline products similar to
EVACETTM, two of which have been cleared by the FDA for treatment of Kaposi's Sarcoma. The Company is also competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited experience.

  Dependence on ABELCETr Revenues

   The Company currently derives a substantial portion of its revenues from the sale of ABELCETr, it's only approved product. The Company's annual operating results depend upon a variety of factors including the price, volume and timing of ABELCETr sales. If demand for ABELCETr were to decline or revenues were to fall, whether by introduction of competitive products or otherwise, the Company's financial results would be adversely affected. There can be no assurance that the Company's revenues from the sale of ABELCETr will not decline due to the aforementioned factors.

   Uncertainty of Future Financial Results; Fluctuations in  Operating
Results

   The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of ABELCETr sales; timing and amount of royalties, fees and contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of approvals and the success of product launches in international markets, the expansion of clinical trials for ABELCETr and EVACETT, changes in the Company's level of research expenditures, and variations in gross margins that may be caused by increased costs of raw materials, competitive pricing pressures, or the mix between product sales in the United States and sales to the Company's international marketing partners and distributors. The Company expects quarter-to-quarter fluctuations to continue in the future, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability.

   The  Company's  Marketing Staff Competes with Large  Pharmaceutical
   Companies

   The pharmaceutical industry is highly competitive. The Company's products compete, and products the Company may develop are likely to compete, with products of other companies that currently have extensive and well-funded marketing and sales operations. Because these companies are capable of devoting significantly greater resources to their marketing efforts, the Company's marketing or sales efforts may not compete successfully against the efforts of these other companies.

  Year 2000 Issues May Not Be Addressed Successfully

   The Company is implementing a Year 2000 project designed to address the issue of computer software and hardware correctly processing dates through and beyond the Year 2000. Due to the uncertainty inherent in the Year 2000 problem, however, there can be no assurance that Year 2000 failures will not have a material impact on the Company's operations, financial results or financial condition. In addition, the Company cannot predict whether its critical third-party suppliers and business partners will achieve Year 2000 compliance, or whether the failure of any third party to do so would have a material effect on the Company's business.


EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

Name                        Age    Position
Charles A. Baker            66     Chairman of the Board, President,
                                   Chief Executive Officer and Director

James A. Boyle, M.D., Ph.D. 62     Senior Vice President, Medical and
                                   Regulatory Affairs

Ralph   del   Campo         47     Vice  President,   Manufacturing
Operations

Lawrence  H.  Hoffman       44     Vice President and  Chief  Financial
Officer

Andrew   S.   Janoff,  Ph.D.  50   Vice  President,  Research   and
                                   Development

Michael McGrane             49     Vice President, General Counsel and
                                   Secretary

George G. Renton            47     Vice President, Human Resources

Donald D. Yarson            45     Vice President, Sales, Marketing and
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

   Lawrence R. Hoffman joined the Company as Vice President, Finance and Chief Financial Officer in April 1998. His responsibilities include management of the finance, information systems and investor relations departments. He was previously Vice President and Chief Financial Officer of IGI, Inc., where he had been serving in the additional capacity of Acting Chief Operating Officer. Prior to joining IGI, Inc. in July 1997, Mr. Hoffman was Treasurer, Secretary and Acting Principal Financial Officer for Sybron Chemicals, Inc. He received a B.S. in accounting from LaSalle University, a J.D. from Temple University School of Law and an LLM in Taxation from Villanova University School of Law. Mr. Hoffman is also a certified public accountant.

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

   Michael McGrane joined the Company as Vice President, General Counsel and Secretary in December 1998. Prior to joining the Company, Mr. McGrane was Vice President, General Counsel and Secretary of
Novartis Consumer Health, Inc. From 1984 to 1996, Mr. McGrane held various positions with Sandoz Pharmaceuticals Corporation, the most recent being Associate General Counsel. Before joining Sandoz, he was Regulatory Counsel to the U.S. Food and Drug Administration. Mr. McGrane received his law degree from Georgetown University. He has a B.A. degree from Cornell College, Mt. Vernon, Iowa.

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

   The Company leases space in all of one and a portion of two other facilities in the vicinity of Princeton, New Jersey and owns a manufacturing facility in Indianapolis, Indiana.

   The Company currently leases a building of approximately 50,000 square feet that houses scientific laboratories, manufacturing facilities and certain offices in the Princeton Forrestal Center located near Princeton, New Jersey. The lease, with an initial term of twelve years, commenced January 1, 1995, and includes options to renew for up to an additional ten years. Lease payments for the year ended January 3, 1999 totaled approximately $568,000. Future lease payments are subject to certain escalation provisions as contained in the lease agreement. The Company also leases approximately 28,500 square feet of office space located in the Princeton Forrestal Center. The lease commenced March 1, 1993 and expires in February 2003. Payments under this lease for the year ended January 3, 1999 totaled approximately $792,000. In January 1995, the Company entered into a lease for approximately 13,200 square feet of office/warehouse space near its corporate offices. In December, 1997, the lease was extended to March 2002. Rent expense for this facility totaled approximately $88,000 for 1998.

   The Company also leases office space in London, England and Paris, France.

   In July 1992, the Company purchased a pharmaceutical manufacturing facility of approximately 55,000 square feet located on 26 acres of land located in Indianapolis, Indiana. The Company has received FDA and certain international regulatory agency approvals to manufacture commercial supplies of ABELCET from this facility. See "Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Item 3.  Legal Proceedings

   The Company is a party in an adversarial proceeding filed in the United States Bankruptcy Court in Delaware by a chapter 7 bankruptcy trustee for the estate of the FoxMeyer Corporation, et al. The complaint seeks to avoid and recover purported preferential transfers pursuant to 11 U.S.C. 547 and 550 from the Company in the amount of $2.3 million. The Company believes it has meritorious defenses regarding this claim.

   The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.
PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

  (a) Market Information

  The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LIPO. The following table sets forth for the periods indicated the high and low sale price for the Common Stock:

                                   High        Low
1998
4th Quarter                      $16.875      $5.125
3rd Quarter                        6.250       3.375
2nd Quarter                        8.625       4.687
1st Quarter                        6.437       4.687

                                   High        Low
1997
4th Quarter                       $7.375      $4.000
3rd Quarter                        9.125       6.375
2nd Quarter                       28.250       7.625
1st Quarter                       29.500      17.875

(b)  Holders

At February 26, 1999, there were approximately 1,055 stockholders of record of the Company's Common Stock.

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


Item 6.  Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ending January 3, 1999. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere herein.


CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:                                Year
Ended______________________
                              1/3/99   12/28/97 12/29/96  12/31/95  12/31/94
                                    (In thousands, except per share data)

Product sales                $73,495  $58,452   $52,840   $ 6,164  $   --
Collaborative research and
  development revenues            --    2,331     3,228     6,589   5,881
Interest, investment and
  other income                 4,373    4,313     3,864     2,964   4,559
  Total revenues              77,868   65,096    59,932    15,717  10,440
Cost of goods sold            20,805   22,029    16,559     2,304      --
Research and
  development expense         26,441   28,894    29,371    30,149  31,713
Selling, general and
  administrative expense      34,535   39,914    31,541    18,631  12,072
Interest expense                  773      705      339       294     308
  Total expenses              82,554   91,542    77,810    51,378  44,093
Net loss                      (4,686) (26,446)  (17,878)  (35,661)(33,653)
Preferred Stock dividends         --       --    (1,235)   (5,348) (5,348)
Net loss applicable to
  Common Stock               $(4,686)$(26,446)$(19,113) $(41,009)$(39,001)
Net loss per share applicable
  to Common Stock
  (basic and diluted)        $ (0.12) $  (0.71) $  (0.57)$  (1.50)$  (1.64)
Weighted average number of
  common shares outstanding
  (basic and diluted)         38,172   37,083    33,292    27,293  23,850

CONSOLIDATED BALANCE
SHEETS DATA:                                       Year
Ended______________________
                              1/3/99   12/28/97 12/29/96  12/31/95 12/31/94
                                             (In thousands)

Cash and marketable securities(1)     $54,343   $45,525   $47,180 $72,333
$72,157
Working capital               41,401   41,566    46,781    64,422  61,167
Total assets                  90,574   91,500    94,555   105,926  93,196
Total long-term liabilities    5,089    6,879     7,555     4,104   5,917
Accumulated deficit          (193,530)(188,844)(162,398)(144,520)(108,859)
Total stockholders' equity   $71,741  $73,662   $74,861   $89,832 $78,353

(1)Includes restricted cash of $11,930, $11,930 and $6,930 in 1998, 1997 and 1996, respectively. See Note 1 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report on Form 10-K contains forward-looking statements concerning the business, financial performance and financial condition of the Company, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statement. Factors that could cause such differences include, but are not limited to, those discussed in Part I Item 1, Additional Risk Factors. The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained herein.


Overview


The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCETr (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 22 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCETr has been approved for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCETr.

During 1998, the Company marketed ABELCETr in the U.S., Canada and the United Kingdom, with its own sales force. For other countries, the Company's general strategy is to market ABELCETr through marketing partners. Specific marketing partnerships are determined on a country-
by-country  basis.   In  addition, sales  are  realized  on  a  "named
patient" basis in certain countries where marketing approvals have not yet been received.

The  Company  is  developing EVACETTM (formerly TLC  D-99),  liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. Three Phase III clinical studies of EVACETTM have been completed by the Company. Results of these clinical trial studies indicate that EVACETTM is significantly less cardiotoxic than conventional doxorubicin while maintaining equivalent efficacy. The Company filed a New Drug Application ("NDA") for EVACETTM with the U.S. Food and Drug Administration ("FDA") in December 1998. There can be no assurance that the FDA, having accepted the NDA for EVACETTM, will grant the Company marketing clearance for this product.

The Company completed preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new anticancer drug that may have applications for the treatment of many different cancers. On October 27, 1998 the Company announced that the FDA has cleared the
Investigational New Drug application for this product. A Phase I clinical trial has been designed to enroll adult patients with advanced solid tumors. This trial commenced in February 1999.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. and Fujisawa U.S.A., Inc. Under the UT settlement the Company received an exclusive license under UT's patent, paid past royalties on sales of ABELCETr agreed to pay royalties on future sales, and issued to UT a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received an initial payment of $1,750,000 in 1997 and began receiving in 1998 quarterly minimum payments (classified as interest, investment and other income) based on AmBisome worldwide sales.

On April 22, 1998 the Company announced it had entered into a three year contract manufacturing agreement with Astra USA, Inc. ("Astra"). The Company will process and package Astra's M.V.I.r-12 Unit Vial, an injectable multi-vitamin product used by severely ill, hospitalized patients in need of nutritional supplements. The product will be processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities. Under the terms of the agreement, Astra will supply bulk quantities of the vitamin product and the Company will sterilize, fill, package and perform quality control on M.V.I.r-12 Unit Vial. The Company expects to record revenues related to Astra commencing in the first quarter of 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations


Revenues

Total revenues for the year ended January 3, 1999 were $77,868,000, an increase of $12,772,000 or 19.6% compared to $65,096,000 for the year ended December 28, 1997. The primary components of revenues for the Company are product sales of ABELCETr, which commenced in 1995, and interest, investment and other income. Collaborative research and development revenue was also included in the 1997 and 1996 periods, primarily due to the co-development agreement with Pfizer. The revenue growth in 1998 is attributable to product sales of ABELCETr both in the U.S. and internationally. Partially offsetting the sales increase was the cessation of the collaborative research and development revenue during the second half of 1997 as a result of the reacquisition of EVACETTM from Pfizer. Revenues in 1997 were $65,096,000, an increase of $5,164,000 or 8.6% over the 1996 revenues of $59,932,000. The primary reason for the growth in 1997 was also due to increased market penetration of ABELCETr worldwide, partially offset by the effect of the termination of the collaborative research and development agreement with Pfizer in mid-1997.

Domestic and international net sales for the past three years were:

         Fiscal Year Ended        U.S.         International

         January 3, 1999      $58,936,000      $14,559,000
         December 28, 1997    $49,273,000      $ 9,179,000
         December 29, 1996    $44,784,000      $ 8,056,000

Domestic dollar sales in 1998 grew by 19.6% over 1997, while unit shipments increased by 36.5% during the same period. In the second quarter of 1997, the Company instituted a targeted pricing program in response to a competitor, by offering discounts to high volume purchasers. The price reduction is effected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. The Company believes that the reduced prices to large customers stimulated the demand for ABELCETr and resulted in increased market penetration. During the third quarter of 1998, the Company instituted a price increase to its domestic customers effective July 1, 1998. U.S. sales are also subject to rebates pursuant to government mandated price protection programs. The Company provides a reserve for the impact on sales for these rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments. The provision for the year ended January 3, 1999 was approximately $28,684,000.

The  increase in U.S. sales in 1997 from 1996 of $4,489,000  or  10.0%
was also attributable to the factors previously discussed regarding the institution of the targeted pricing program and increased market penetration. The rebate and chargeback provision for the year ended December 28, 1997 was approximately $12,450,000.

Internationally, the Company has been approved to market ABELCETr in 22 markets. In addition, sales are realized on a "named patient" basis in certain countries where marketing approval has not yet been received. During 1998, the Company marketed ABELCETr in the U.S., Canada and the U.K. with it's own sales force. For other countries, the Company's general strategy is to market ABELCETr through marketing partners, with specific marketing distribution alliances being determined on a country-by-country basis as future market approvals are received.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International product sales were $14,559,000 for the year ended January 3, 1999, $5,380,000 higher than the comparable prior year. The majority of the growth is due to the impact of the launch of ABELCETr in late 1997 in France, Italy and Canada, combined with sales growth in Spain. While international sales revenues increased by 58.6%, unit volume increased by 91.7%. The principal reason for this difference is the mix of sales to end users (i.e. direct distribution) in certain countries versus sales to marketing partners in others.

International sales were $9,179,000 and $8,056,000 for 1997 and 1996, respectively. The majority of the increase was the result of growth throughout international markets including fourth quarter launches of ABELCET in France, Italy and Canada, partially offset by lower sales in Spain. The Company's international performance was also adversely impacted by unfavorable foreign exchange rates due to the strong U.S. dollar during 1997.

Collaborative research and development revenues were $0, $2,331,000 and $3,228,000 for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. The revenue decline of $2,331,000 in 1998 from 1997 is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer. The revenue decline of $897,000 or 27.8% in 1997 from 1996 was due to the mid-year termination of the Pfizer agreement as previously discussed.

Interest, investment and other income for the year ended January 3, 1999 was $4,373,000 compared to $4,313,000 for the year ended December 28, 1997. This minimal increase is primarily due to the higher interest and investment income due to greater average cash balances available for investment in the Company's portfolio during 1998 partially offset by lower interest rates. Interest, investment and other income for the year ended December 28, 1997 was $4,313,000 compared to $3,864,000 for the year ended December 29, 1996. The increase of $449,000 is primarily due to the receipt of $1,750,000 from NeXstar Pharmaceuticals, Inc. as part of the settlement of patent litigation, partially offset by lower interest and investment income due to lower average cash balances available for investment in the Company's portfolio during 1997 compared to 1996.

Due to the Company's reacquisition of rights to EVACETTM from Pfizer, the Company anticipates there will be no collaborative research and development revenues in the future, as it currently has no other agreements in place. In the future, the Company anticipates recognition of income related to the manufacturing agreement with Astra. The anticipated revenues from interest and investment income will be related to the level of cash balances available for investment and the rate of interest earned.

Expenses

The components of total expenses were cost of goods sold, research and development, selling, general and administrative and interest expenses. Total expenses for the year ended January 3, 1999 were $82,554,000, a decrease of $8,988,000 or 9.8% below the prior year. Total expenses for the year ended December 28, 1997 were $91,542,000 an increase of $13,732,000, or 17.6% over 1996. Included in the 1997 expenses were $3,900,000 of unusual charges incurred by the Company following the unfavorable results of the VENTUST clinical study. See specific categories for detail of changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of goods sold for the year ended January 3, 1999, was $20,805,000 versus $22,029,000 in the 1997 period. The decrease of $1,224,000 was due to lower manufacturing costs related to the high volume efficiencies realized during 1998 at the Indianapolis facility, combined with the impact of the Company's decision not to manufacture ABELCETr during the last half of 1997 in order to reduce inventories. As a result of this decision, certain manufacturing overhead and fixed costs for Indianapolis were reflected in cost of goods sold in the 1997 period even though no product was manufactured. Partially offsetting the decrease is the impact of the higher sales volume in the 1998 period. Gross margin in the 1998 period was 71.7% compared to 62.3% in the 1997 period, an improvement of 9.4 percentage points.

Cost of goods sold for the year ended December 28, 1997, was $22,029,000 versus $16,559,000 in the 1996 period. The $5,470,000 or
33.0% increase from 1996 to 1997 was a result of the increased unit volume of ABELCET sold during 1997 and an unusual charge of $768,000 for royalties on past sales pursuant to the settlement of patent litigation with the University of Texas. During 1997, the Company implemented a planned shift in manufacturing sites from Princeton to its high volume facility in Indianapolis. As a result of this transition, the Company incurred certain costs as it adjusted inventory levels throughout the year. The Indianapolis facility was approved by the FDA in August 1997, and the Company has reoriented the Princeton facility to the production of clinical supplies. Gross margin was 62.3% in 1997 and 68.7% in 1996, a decline of 6.4 percentage points. The 1997 decline was primarily due to the lower average price of ABELCET during 1997 as a result of the targeted pricing program, coupled with costs related to the shift of manufacturing from Princeton to the Company's Indianapolis facility and the unusual charge for royalties on past sales of ABELCET pursuant to the litigation settlement.

Research and development expenses, which also include clinical and regulatory activities, were $26,441,000 for the year ended January 3, 1999, compared to $28,894,000 for 1997 and $29,371,000 for 1996. The
decrease of $2,453,000 from 1997 to 1998, is primarily due to the completion of the pivotal Phase III studies of EVACETT for which the Company filed a NDA in December 1998, and the absence of clinical study costs associated with VENTUST in 1998. Partially offsetting the decrease, is increased research and development activity for TLC ELL-12 and the reorientation of the Princeton manufacturing facility to the production of clinical supplies. The decrease in spending of $477,000 from 1996 to 1997 is due to the absence in 1997 of pre-production costs for the start-up of the Indianapolis manufacturing facility incurred in 1996. Partially offsetting this decrease was the unusual charge of $570,000 of certain manufacturing overhead costs following the unfavorable results of the VENTUSTM Phase III clinical study, combined with higher expenditures related to the development of EVACETTM and TLC ELL-12. In the second half of 1997, the Company assumed all the costs related to the clinical studies of EVACETTM pursuant to its reacquisition of the product from Pfizer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses for 1998 were $34,535,000, a decrease of $5,379,000 versus 1997. The principal reasons for the decrease were the absence in 1998 of the restructuring charge of $2,550,000 recorded in the second quarter of 1997, and the elimination of litigation costs relating to the University of Texas and NeXstar patent lawsuits and reduced international sales and marketing expenditures due to the utilization of marketing partners internationally. Selling, general and administrative expenses for the years ended December 28, 1997 and December 29, 1996 were $39,914,000 and $31,541,000, respectively. The increase of $8,373,000 is partially due to the restructuring charge of $2,550,000 following the unfavorable results of the VENTUSTM Phase III study, increased legal expenses incurred in connection with intellectual property litigation, and higher sales and marketing expenses. The increase in U.S. sales and marketing expense is due to the sales force expansion that began in late 1996 and the growth of related sales and marketing efforts to defend market share from competition. International sales and marketing costs also increased as ABELCET was launched in France, Italy and Canada during the fourth quarter of 1997.

Interest  expense was $773,000, $705,000 and $339,000 for  1998,  1997 and 1996, respectively. The largest components of costs are associated with the capital leases for the Princeton and Indianapolis manufacturing equipment and mortgage interest related to the Indianapolis facility. In November 1997 and January 1998, the Company exercised it's option to purchase certain manufacturing equipment under the original 1993 lease. This refinancing of the Princeton and Indianapolis equipment leases for a three year period, caused an increase in interest expense in the 1998 period. In December 1996, the Company expanded its equipment lease and received cash of $6,101,000 for Indianapolis manufacturing assets, which caused higher interest expense in 1997 and 1998.

Preferred Stock Dividends

In 1996, the Company had outstanding an issue of 2,760,000 Depositary Shares, each of which represented one-tenth of a share of Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock") carrying a 7.75% dividend rate. On March 25, 1996, the Company called for the redemption of 50% of the Preferred Stock, with the remainder being called on October 14, 1996. Virtually all of the outstanding Preferred Stock was converted into Common Stock, thus eliminating the Preferred Stock dividend requirement in 1997. Dividends of $1,235,000 were paid on the Preferred Stock in 1996.

Net Loss, Net Loss Applicable to Common Stock and Net Loss Per Share of Common Stock

As a result of the factors discussed above, the Company's net loss was $4,686,000, $26,446,000 and $19,113,000 for the 1998, 1997 and 1996
fiscal years, respectively. The net loss per share for these years were $0.12, $0.71 and $0.57, respectively. The fourth quarter of 1998, was the first quarter that the Company had an operating income of $1,546,000 or $0.04 per share. Weighted average shares used in the per share calculations were 38,172,000, 37,083,000 and 33,292,000, respectively. The increase of 1,089,000 shares from 1997 to 1998 was attributable to the issuance of restricted stock and the 401(k) match. The increase in average shares outstanding in 1997 compared to 1996 was due to the full-years impact of shares issued pursuant to conversions of Preferred Stock and shares issued for cash in a private placement. The number of shares of Common Stock used in each twelve-month period to calculate basic and diluted loss per share were identical as the Company was in a loss position in all the twelve-month periods and the inclusion of contingently issuable shares would have been anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The Company had $54,343,000 in cash and marketable securities as of January 3, 1999. Included in this amount were cash and cash equivalents of $8,074,000, short-term investments of $34,339,000 and restricted cash of $11,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities. The market value of certain securities in the Company's investment portfolio at January 3, 1999 was below their acquisition cost. This unrealized loss is recorded as a reduction of shareholders' equity.

Cash and marketable securities (both short-term and restricted cash) increased $8,818,000 from December 28, 1997 to January 3, 1999. The primary components of the favorable impact on cash flow were the lower inventories of $4,964,000, the higher accounts payable and accrued liabilities of $2,723,000, the lower accounts receivable of $1,810,000 and cash flow from operations (net loss less depreciation, amortization and other non-cash charges) of $3,130,000. The major uses of funds were the principal repayments on the capital lease and note payable totaling $2,223,000 and capital spending of $1,790,000.

Inventories at January 3, 1999 decreased $4,964,000 from December 28, 1997. During 1997, the Company completed its plan to shift manufacturing of ABELCETr from Princeton to its new, more cost efficient facility in Indianapolis, Indiana. In order to ensure a smooth transition, the Company increased its inventory of ABELCETr during the first half of 1997. FDA approval of the Indianapolis facility was received during the third quarter of 1997, and the Company has reoriented the Princeton manufacturing facility to the production of clinical supplies. As planned, the Company has reduced inventories to levels consistent with demand for ABELCETr.

Accounts payable at January 3, 1999 was $3,991,000 or $1,375,000 higher than December 28, 1997 and accrued expenses and other current liabilities were $7,357,000 or $1,348,000 higher than the prior year. The variance in accounts payable is primarily due to the timing of payments to vendors. The increase in accrued expense is primarily due to increased bonuses as well as royalty payments relating to ABELCETr sales.

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

As part of the agreement to repurchase the development, manufacturing and marketing rights to EVACETTM, the Company obtained from Pfizer a credit line of up to $10,000,000 to continue the development of EVACETTM. To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. Pfizer at its option may elect to receive payment in the form of shares of Common Stock. At the end of 1998, there were no borrowings under this facility.

The Company has a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility. The principal balance outstanding at January 3, 1999 is $883,000.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At February 26, 1999, this investor has reported total holdings of approximately 24.38% of the Company's outstanding shares of Common Stock.

At January 3, 1999, the Company had approximately $196,616,000 of net operating loss carryforwards and $5,885,000 of research and development credit carryforwards for U.S. Federal income tax purposes. These carryforwards expire in the years 1999 through 2018. The timing and manner in which these losses are used may be limited as provided by IRS Regulations under Section 382 of the Internal Revenue Code.

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

In order to address this situation, the Company has conducted a Year 2000 assessment of its core business information systems including a wide variety of other information systems and related business processes (hereinafter, collectively referred to as the "Systems") used in its operations. The goal of the assessment was to identify and determine the Y2K readiness of the Company's Systems. The task of assessing the Systems from a Y2K readiness perspective has been accomplished. Accordingly, the Company has developed a comprehensive remediation plan and scheduled the necessary hardware, software, and sub-component upgrades to remediate non-Y2K compliant systems. The Systems investigated were categorized into the following three areas:

The first category involves the traditional management information systems that include computers, telecommunication devices, application software, operating system software, and related peripherals. Due to the fact that the majority of the Systems installed and in use at the Company are new and utilize current technologies the effort and expense to bring these Systems into Y2K compliance will not be material. Overall estimated costs for Systems remediation is expected to be less than $100,000. A portion of this estimate, $50,000, is for the replacement or upgrade of components that are, or would have been, included in 1999 and 2000 capital budgets but have been accelerated due to the Y2K issue. Roughly one third of the estimated $100,000 expense has already been expended to make the required hardware and software upgrades. The remaining Systems will be brought into compliance by mid-year.

The second category involves manufacturing and facility systems including machines and devices used to manufacture, store, and test the Company's product. It also includes the systems that control and monitor the Company's facilities such as HVAC, fire suppression, and elevators. Equipment used in the manufacture and storage of product has been reviewed with regard to Y2K readiness. Again, because of the absence of older legacy systems, a minimal amount of effort is required to make these systems compliant. Of the systems reviewed, 98% were found to be compliant with no remedial actions required. The estimated cost to bring the non-compliant equipment up to standard will be less than $30,000. These upgrades will be completed by the middle of 1999.

The  third  category  involves  research systems  including  computer-
controlled devices, calibration equipment, and similar instruments. Review of Research & Development equipment found the majority of the computers and laboratory equipment to be Y2K compliant. Cost of replacing non-Y2K ready equipment was $30,000 and has been completed.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Based on the assessment of its Systems, the Company believes that the costs of addressing the Y2K issue will be less than $200,000. Also based on the assessment of its Systems, the Company believes that it has minimized the potential for disruption of its business because of the Y2K event. However, if key third parties such as suppliers and customers are not Y2K ready, such problems could have a material adverse impact on the Company's business. To minimize the impact of supplier product shortages that may result the Company plans to have sufficient supplies on hand to meet its production requirements. The Company will also encourage its customers to have an adequate supply of ABELCETr on hand to meet their anticipated needs.

Certain Risk Factors

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies regarding EVACETT, TLC ELL-12 and other oncology products in the Company's research pipeline, (ii) the ability of ABELCETr to maintain its position as the leading lipid-based formulation of amphotericin B in the U.S., (iii) the likelihood of future domestic and international regulatory approvals for EVACETT or any other product in the research pipeline, (iv) the expansion of sales efforts regarding ABELCETr, (v) possible new licensing or contract manufacturing agreements, (vi) future product revenues from ABELCETr, EVACETT or any other product in the research pipeline, (vii) the future uses of capital, and financial needs of the Company, (viii) manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility, (ix) the recording of revenues relating to the Astra contract, and (x) resolution of Year 2000 computer issues. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET is still ongoing and the ultimate rate of sales of ABELCET is uncertain; (b) the Company's other products are in development and have not yet received regulatory approvals for sale, and it is difficult to predict when such approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products;
(d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products; (e) risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (f) uncertainty that key customers, vendors and suppliers of the Company will be Y2K compliant; (g) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (h) the Company has incurred losses in each year since its inception and there can be no assurance of profitability in any future period.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure

None.
PART III


Item l0.  Directors and Executive Officers of the Registrant

Information required under this Item relating to executive officers of the Company is included in a separate item captioned "Executive Officers" contained in Part I of this report. Information required under this Item relating to the directors of the Company will be contained in the Company's Proxy Statement for the l999 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item ll.  Executive Compensation

Information required under this Item will be contained in the Company's Proxy Statement for the l999 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item  l2.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

Information required under this Item will be contained in the Company's Proxy Statement for the l999 Annual Meeting, the relevant portions of which are incorporated herein by reference.


Item l3.  Certain Relationships and Related Transactions

Information required under this Item will be contained in the Company's Proxy Statement for the l999 Annual Meeting, the relevant portions of which are incorporated herein by reference.



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

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
                     Index to Financial Statements

                       (Item l4(a)1 and 14(a)2)

                                                        Page

Consolidated Financial Statements

Report of Independent Accountants                         36

Consolidated Balance Sheets at January 3, 1999 and
  December 28, 1997                                       37

Consolidated Statements of Operations for each of the
  three years in the period ended January 3, 1999         38

Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended January 3, 1999  39

Consolidated Statements of Cash Flows for each of the
  three years in the period ended January 3, 1999         40

Notes to Consolidated Financial Statements                41-58

Report  of  Independent  Accountants on financial
  statement  schedule                                     59

Financial statement schedule                              60







                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Liposome Company, Inc.:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Liposome Company, Inc. and its Subsidiaries ("the Company") at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Princeton, New Jersey
February 5, 1999

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                ASSETS
                                                      1/3/99  12/28/97
Current assets:
  Cash and cash equivalents                          $ 8,074 $ 15,236
  Short-term investments                              34,339   18,359
  Accounts receivable, net of allowance for doubtful
       accounts ($579 for 1998, $1,285 for 1997)       5,340    7,150
  Inventories                                          5,566   10,530
  Prepaid expenses                                     1,266    1,034
  Other current assets                                   560      216
     Total current assets                             55,145   52,525

Property, plant and equipment, net                    23,165   26,652
Restricted cash                                       11,930   11,930
Intangibles, net                                         334      393

     Total assets                                   $ 90,574 $ 91,500

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  3,991 $  2,616
  Accrued expenses and other current liabilities       7,357    6,009
  Current obligations under capital leases             2,093    2,031
  Current obligations under note payable                 303      303
     Total current liabilities                        13,744   10,959

Long-term obligations under capital leases             4,509    5,996
Long-term obligations under note payable                 580      883
     Total liabilities                                18,833   17,838

Commitments and contingencies

Stockholders' equity:
  Capital stock:
  Common Stock, par value $.01; 60,000 shares authorized;
     38,327 and 37,663 shares issued and outstanding     383      377
  Additional paid-in capital                         265,254  262,637
  Accumulated other comprehensive loss                 (366)    (508)
  Accumulated deficit                              (193,530)(188,844)
     Total stockholders' equity                       71,741   73,662

     Total liabilities and stockholders' equity     $ 90,574 $ 91,500










                        See accompanying notes.

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except per share data)


                                                    Year Ended

                                        1/3/99     12/28/97    12/29/96
Product sales                         $73,495     $58,452     $52,840

Collaborative research and development
  revenues                                 --       2,331       3,228

Interest, investment and other income               4,373       4,313
3,864

     Total revenues                    77,868      65,096      59,932

Cost of goods sold                     20,805      22,029      16,559

Research and development expense       26,441      28,894      29,371

Selling, general and administrative
  expense                              34,535      39,914      31,541

Interest expense                          773         705         339

     Total expenses                    82,554      91,542      77,810

     Net loss                         (4,686)    (26,446)    (17,878)

Preferred Stock dividends                  --           --    (1,235)

Net loss applicable to Common Stock              $(4,686)   $(26,446)
$(19,113)

Net loss per share applicable to
  Common Stock (basic and diluted)    $  (.12)    $   (.71)  $   (.57)

Weighted average number of common shares
  outstanding (basic and diluted)      38,172      37,083      33,292









                        See accompanying notes.

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands)

                    Shares                              Accumulated    Total
                      of          Additional              Other        Stock
                    Common   Par    Paid-in  Accumulated Comprehensive Holders
                    Stock   Value  Capital     Deficit   Loss           Equity

Balance, December 31, 1995  29,950  $302  $234,545 $(144,520)  $(495) $89,832

Net Loss for 1996             --      --      --     (17,878)     --  (17,878)
Other Comprehensive Income:
Net unrealized investment gain --     --      --          --      62       62
Foreign currency translation
adjustment                    --      --      --          --    (478)   (478)
Comprehensive Loss                                                   (18,294)
Issuance of stock:
  To 401K plan                43       1     798          --      --     799
Exercise of stock options    704       7   4,245          --      --   4,252
Conversion of Preferred Stock 5,364   51    (544)         --      --    (493)
Dividends on Preferred Stock    --    --  (1,235)         --      --  (1,235)

Balance, December 29, 1996  36,061   361  237,809   (162,398)   (911)  74,861

Net loss for 1997             --      --      --     (26,446)     -- (26,446)
Other Comprehensive Income:
Net unrealized investment gain --     --      --          --     373     373
Foreign currency translation
adjustment                    --      --      --          --      30      30
Comprehensive Loss                                                   (26,043)
Issuance of stock:
  To 401K plan               105       1   1,253          --      --   1,254
  Restricted Stock            27      --      50          --      --      50
Payment for past royalties    45       1     255          --      --     256
Private placement of Common
  Stock                    1,000      10  20,865          --      --  20,875
Exercise of stock options    425       4   2,398          --      --   2,402
Issuance of warrant           --      --     165          --      --     165
Expenses related to
  registration of Common Stock  --    --    (158)         --      --    (158)

Balance, December 28, 1997  37,663   377 262,637    (188,844)   (508) 73,662

Net loss for 1998             --      --      --      (4,686)     --  (4,686)
Other Comprehensive Income:
Net unrealized investment gain  --    --      --          --      96      96
Foreign currency translation
adjustment                    --      --      --          --      46      46
Comprehensive Loss                                                    (4,544)
Issuance of stock:
  To 401K plan               179       2     945          --      --     947
  Restricted Stock           389       3      --          --      --       3
  Issuance of shares          10      --      50          --      --      50
Amortization of Restricted Stock --   --   1,035          --      --   1,035
Exercise of stock options     86       1     532          --      --     533
Warrant amortization          --      --      55          --      --      55

Balance, January 3, 1999  38,327   $383 $265,254   $(193,530)  $(366)  $71,741


                        See accompanying notes.

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                              _________Year
Ended
                                              1/3/99    12/28/97 12/29/96
Cash flows from operating activities:
  Net loss                                   $(4,686) $(26,446)$(17,878)

  Adjustments to reconcile net loss to net
  cash provided/(used) by operating activities:
     Depreciation and amortization             5,672      5,135    3,769
    Provision for bad debt                       373        206      879
     Issuance of Common Stock and warrants       105        421       --
     Other                                     2,144      1,304      798
     Changes in assets and liabilities:
       Accounts receivable                     1,437        528  (1,964)
       Inventory                               4,964      (626)  (6,361)
       Prepaid expenses                        (232)      (199)    (502)
       Other current assets                    (344)      (169)      (1)
       Accounts payable                        1,375        810     (33)
       Accrued expenses and other
       current liabilities                     1,348    (1,673)      680

     Net cash provided/ (used) by operating
     activities                               12,156   (20,709) (20,613)

Cash flows from investing activities:
  Purchases of short- and long-term investments(29,595) (30,375) (38,771)
  Sales of short- and long-term investments   13,711     50,798   62,178
  Restricted cash                                 --    (5,000)    (288)
  Purchases of property, plant and equipment (1,790)    (1,892)  (9,602)

     Net cash (used)/provided by investing
     activities                              (17,674)    13,531   13,517

Cash flows from financing activities:
  Proceeds from issuance of Common Stock          --     20,875       --
  Conversion of Preferred Stock                   --         --       52
  Expenses related to conversion of Preferred Stock --       --    (544)
  Exercises of stock options                     533      2,402    4,252
  Expenses related to registration of Common Stock --     (158)      --
  Principal payments under note payable        (303)      (303)    (302)
  Receipt of proceeds from capital lease obligations. --    --     6,101
  Principal payments under capital lease obligations(1,920)(2,273)(1,509)
  Preferred Stock dividend payments               --         --   (2,572)

     Net cash (used)/ provided by financing
     activities                               (1,690)    20,543    5,478

Effects of exchange rate changes on cash          46         30    (478)

Net (decrease)/increase in cash and cash equivalents(7,162) 13,395 (2,096)

Cash and cash equivalents at beginning of year  15,236     1,841     3,937

Cash and cash equivalents at end of year       $ 8,074   $15,236   $ 1,841


                        See accompanying notes.
              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

1. Business And Summary Of Significant Accounting Policies:

Business:

The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and liposome-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCETr (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 22 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCETr has been approved for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCETr.

During 1998, the Company marketed ABELCETr in the U.S., Canada and the United Kingdom, with its own sales force. For other countries, the Company's general strategy is to market ABELCETr through marketing partners. Specific marketing partnerships are determined on a country-
by-country  basis.   In  addition, sales  are  realized  on  a  "named
patient" basis in certain countries where marketing approvals have not yet been received.

The  Company  is  developing EVACETTM (formerly TLC  D-99),  liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. Three Phase III clinical studies of EVACETTM have been completed by the Company. Results of these clinical trial studies indicate that EVACETTM is significantly less cardiotoxic than conventional doxorubicin while maintaining equivalent efficacy. The Company filed a New Drug Application ("NDA") for EVACETTM with the U.S. Food and Drug Administration ("FDA") in December 1998. There can be no assurance that the FDA, having accepted the NDA for EVACETTM, will grant the Company marketing clearance for this product.

The Company completed preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new anticancer drug that may have applications for the treatment of many different cancers. On October 27, 1998 the Company announced that the FDA has cleared the
Investigational New Drug application for this product. A Phase I clinical trial has been designed to enroll adult patients with advanced solid tumors. This trial commenced in February 1999.

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

        Notes to Consolidated Financial Statements-(Continued)


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

Following the results of the VENTUSTM study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy, the Company restructured its operations to focus the organization on the development and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in the third quarter of 1997.

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

In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. and Fujisawa U.S.A., Inc. Under the UT settlement the Company received an exclusive license under UT's patent, paid past royalties on sales of ABELCETr agreed to pay royalties on future sales, and issued to UT a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received an initial payment of $1,750,000 in 1997 and began receiving in 1998 quarterly minimum payments (classified as interest, investment and other income) based on AmBisome worldwide sales.

On April 22, 1998 the Company announced it had entered into a three year contract manufacturing agreement with Astra USA, Inc. ("Astra"). The Company will process and package Astra's M.V.I.r-12 Unit Vial, an injectable multi-vitamin product used by severely ill, hospitalized patients in need of nutritional supplements. The product will be processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities. Under the terms of the agreement, Astra will supply bulk quantities of the vitamin product and the Company will sterilize, fill, package and perform quality control on M.V.I.r-12 Unit Vial. The Company expects to record revenues related to Astra commencing in the first quarter of 1999.
              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

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

Comprehensive Income:

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of non-owner transactions. The Company has adopted SFAS No. 130 for the year ending January 3, 1999 by reflecting Comprehensive Income in the Consolidated Statements of Stockholders' Equity.

Segment Reporting:

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company has adopted SFAS No. 131 for the year ending January 3, 1999, the applicable geographic segment and major customer revenue data is disclosed in Footnote 10 "Geographic Segment Data" and Footnote 12 "Major Customer and Research and Development Revenue Data".


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


              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

Advertising:

  Advertising costs are expensed in the period incurred. Total advertising costs were approximately $190,000 in 1998, $800,000 in 1997 and $1,400,000 in 1996.

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

Investments:

  Short-term investments represent marketable securities available for operations, all of which have been classified as available for sale. These investments are stated at fair value, determined at January 3, 1999. Fair values may not be representative of actual values of financial investments that could be realized in the future.

  For the years ended January 3, 1999, December 28, 1997 and December 29, 1996, investment income included gross realized gains of $0, $2,800 and $3,600 and realized losses of $0, $9,100 and $28,700, respectively. At January 3, 1999 December 28, 1997 and December 29, 1996, investments included gross unrealized losses of $12,000, $108,000 and $481,000, respectively, and no gross unrealized gains for the periods. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. The fair values of investment securities maturing within one year was $45,491,000. Investment amounts are recorded at approximate amortized cost.

Restricted Cash:

  The Company has entered into certain financing arrangements that require the issuance of letters of credit that are partially collateralized by certain securities. The aggregate amount of these securities is segregated and identified as restricted cash. The Company is also required to maintain minimum cash balances in connection with certain of these financings.

Inventories:

  Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) method.

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

Concentration of Credit Risk:

  The Company's significant concentrations of credit risk are with its cash and investments and its accounts receivable. The investment portfolio consists of a diversified portfolio of high-grade corporate marketable and United States Government-backed securities. Product-related accounts receivable in the U.S. are generally with major distributors and internationally with the Company's marketing partners or hospitals, which are generally funded by their respective governments. The Company provides credit to its customers on an uncollateralized basis after evaluating their credit and utilizes credit insurance, subject to certain deductibles, to protect it from catastrophic losses.

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

  The numerator and denominator of the basic and diluted per share computations were as follows:

                 In Thousands Except Per Share Amounts

                                                 Average    Per Share
                                      Net Loss    Shares      Amount
Year Ended January 3, 1999
  Basic and diluted loss per share
     available to Common Stockholders $ (4,686)  38,172      $(.12)

Year Ended December 28, 1997
  Basic and diluted loss per share
     available to Common Stockholders $(26,446)  37,083      $(.71)

Year Ended December 29, 1996
  Basic and diluted loss per share
     available to Common Stockholders $(19,113)  33,292      $(.57)

  Basic and diluted net loss per share is calculated using the weighted average number of common shares for all periods presented.

  Options and warrants to purchase 5,849,837 shares of Common Stock at a range of $1.03 - $24.38 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive to the net loss. The options and warrants expire on various dates from January 25, 1999 to December 28, 2008.

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

Reclassification:

  Certain   reclassifications  have  been  made  to  the  prior   year
financial statement amounts to conform with the presentation in the current year financial statements.

Foreign Currency Transactions:

  Generally, Consolidated Balance Sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustments have been included in the foreign currency translation adjustment as a separate component of Consolidated Stockholders' Equity. Amounts related to transactions in the Consolidated Statements of Operations have been translated using the average exchange rates in effect each year and transaction gains and losses have been included therein as other income. During 1998, the Company realized $122,000 in foreign currency transaction losses, $65,000 in losses in 1997 and $374,000 in gains in 1996.

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

  On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to an investment company wholly-owned by a private investor for cash of $20,875,000. At February 26, 1999, this investor has reported total holdings of 24.38% of the Company's outstanding shares of Common Stock.

  On July 1, 1997, the Company and the University of Texas and M.D. Anderson Cancer Center came to an agreement to resolve pending patent litigation. Under the agreement, the Company paid the University of Texas for past royalties consisting of cash and shares of the Company's Common Stock, which resulted in 44,835 Common Stock shares being issued to the University of Texas on October 29, 1997. In addition, the Company issued the University of Texas a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $15 per share. The value of the warrant is being amortized as royalty expense from 1995 to 2004.

3. Stock-Based Compensation Plans:

  The Company has four stock-based compensation plans that are currently in effect. The 1986 Employee Stock Option Plan and the 1986 Non-Qualified Stock Option Plan will expire on March 3, 2005, but no additional options can be granted under either of these plans after March 7, 1996. The two other plans are the 1996 Equity Incentive Plan ("1996 Plan") and the 1991 Directors' Non-Qualified Stock Option Plan ("Directors' Plan"). A total of 4,500,000 shares of Common Stock are reserved for issuance under the 1996 Plan, which will expire on March 7, 2006. The total number of shares of Common Stock authorized for issuance under the Directors' Plan is 550,000, and that plan will expire on May 21, 2002.
              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - (Continued)



  The Board of Directors may grant restricted stock, stock appreciation rights and other forms of incentives as well as stock options under the 1996 Plan. Options granted under all plans must have an exercise price equal to or greater than the fair market value of the Company's Common Stock on the date of grant and must have a term no longer than ten years. Options granted under the 1986
Employee Stock Option Plan, the 1986 Non-Qualified Stock Option Plan and the 1996 Plan generally become exercisable in five equal annual installments, although the Board of Directors has discretion to grant options with different vesting schedules under the 1996 Plan. Options under the Directors' Plan are automatically granted to all non-employee directors upon appointment to the Board of Directors and annually on July 1 of each year. The initial grants vest over a five-year period, and subsequent annual grants vest in one year.

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

  In September 1998, the Board of Directors approved a repricing of certain stock options under similar conditions as noted above. However, in this instance the option holders were required to surrender 10% of the shares covered by the options in exchange for the issuance of a new option. The majority of the options eligible for repricing were surrendered and repriced.
              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

  The  table below summarizes the stock option activity under  all  of the Company's plans for the years 1996, 1997, and 1998:
                                                                Weighted
                                        Weighted                 Average
                             Number     Average      Exercise    Fair
               Options     of Options   Exercise      Price      Value at
               exercisable Outstanding  Price        PerShare    Grant Date

Outstanding 12/31/95 1,790,439 4,139,921   $ 8.10  $ 1.03-20.88
Granted                        1,096,379    17.86   12.44-25.13   $13.07
Exercised                       (708,064)    5.66    1.03-15.88
Forfeited                       (175,713)   11.82    2.63-25.13

Outstanding 12/29/96 1,727,094   4,352,523 $10.74  $ 1.03-25.13
Granted                          3,486,637   8.11    4.94-27.63   $ 5.56
Exercised                        (425,428)   5.47    1.03-23.25
Forfeited                      (2,432,982)  14.80    5.19-27.63

Outstanding 12/28/97 1,828,648  4,980,750  $ 7.37  $ 1.03-24.38
Granted                         2,788,101    4.77    3.69-12.50   $ 3.07
Exercised                        (85,723)    6.19    1.19- 8.75
Forfeited                     (2,883,291)    7.92    4.06-21.00

Outstanding 1/3/99  2,108,988  4,799,837   $ 6.03  $ 1.03-24.38

  The weighted average remaining contractual lives of outstanding options at January 3, 1999 was approximately 7.0 years.

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
                               1998          1997          1996
Pro Forma net loss applicable
  to Common Stock         $(12,571,000)   $(35,197,000) $(25,427,000)

Pro Forma net loss per share
  applicable to Common Stock
  (basic and diluted)     $      (0.33)   $      (0.95) $      (0.76)

  As options and stock awards vest over several years and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

  The pro forma compensation expense related to these plans of $7,885,000, $8,751,000 and $6,314,000 for 1998, 1997 and 1996,
respectively, was calculated based on the fair value of each option grant using the Black-Scholes Model with the following weighted-average assumptions used for grants:

                                        1998      1997      1996
Dividend Yield                          0.0%       0.0%      0.0%
Expected Volatility                    84.0%      84.0%     89.0%
Risk Free Interest Rate                 4.6%       5.7%      6.0%
Expected Option Lives (years)           7.6        7.5       7.5
              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

4. Property, Plant and Equipment:

  Property, plant and equipment consists of the following:

                                           1998           1997
Building and building improvements      $6,504,000     $6,477,000
Land and land improvements                 614,000        619,000
Furniture and fixtures                   1,971,000      1,946,000
Machinery and equipment                 19,882,000     18,059,000
Leasehold improvements and other         6,023,000      5,970,000
Construction in process                    811,000      1,202,000
Machinery and equipment and leasehold
     improvements under capital lease   15,675,000     15,082,000
Total property, plant and equipment     51,480,000     49,355,000
Less: Accumulated depreciation and
     amortization                       (28,315,000) (22,703,000)
Net property, plant and equipment       $23,165,000   $26,652,000


5. Inventories:

  The components of inventory are as follows:

                                           1998           1997
Finished goods                         $ 2,710,000   $ 1,849,000
Work in process                          1,271,000     4,715,000
Raw materials                            1,374,000     3,378,000
Supplies                                   211,000       588,000
Total                                   $5,566,000   $10,530,000


6. Commitments and Contingencies:

Operating Leases:

  The initial term of the Company's lease for its research facility in Princeton, New Jersey expires in December 2006 with two five-year renewal options. The lease is secured by an investment letter of credit of $1,200,000. Rent expense was approximately $568,000, $627,000 and $568,000 for the years 1998, 1997 and 1996, respectively.

  The Company leases a warehousing facility in Cranbury, New Jersey. This lease agreement was originally signed in January 1995 expired in December 1997 and was extended to March 2002. Rent expense for this facility totaled approximately $88,000, $77,000 and $91,000 for the years 1998, 1997 and 1996, respectively.

  The Company's administrative, marketing and executive offices are located in leased space in Princeton, New Jersey. The lease for the premises expires in February 2003. Rent expense was approximately $792,000 for 1998, $818,000 for 1997 and $761,000 for 1996.
              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

  Total rental expense under all operating leases (including those above) was approximately $2,184,000, $2,180,000 and $1,884,000 for
1998, 1997 and 1996, respectively.

  The Company's future minimum lease payments under noncancelable operating leases at January 3, 1999 are as follows:

               1999                  $1,422,000
               2000                   1,353,000
               2001                   1,279,000
               2002                   1,403,000
               2003                   1,403,000
               2004 and thereafter    2,076,000
                Total                $8,936,000

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

  The following is a schedule by year of future minimum payments under capital leases together with the present value of the minimum lease payments and the capital lease portion of certain classes of property as of January 3, 1999.

         1999                                  $2,598,000
         2000                                   2,442,000
         2001                                   1,333,000
         2002                                   1,220,000
     Total minimum lease payments               7,593,000
     Less: Amount representing interest          (991,000)
     Present value of minimum lease payments   $6,602,000

Classes of Property:

     Machinery and equipment                  $11,470,000
     Leasehold improvements                     4,205,000
     Total machinery and equipment and
         Leasehold improvements                15,675,000
     Less: Accumulated amortization            (9,674,000)
     Net machinery and equipment and leasehold
         improvements                          $6,001,000


              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

Lines of Credit:

  The Company completed a U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000. All borrowing must be secured by approved accounts receivable and finished goods inventories. The Company has a pledge of $5,000,000 to support this line of credit, which has been classified as restricted cash. There have been no advances made against this line through the end of 1998.

  As part of the agreement to repurchase the development, manufacturing and marketing rights to EVACETTM, the Company has obtained from Pfizer, a credit line of up to $10,000,000 to continue the development of EVACETTM. To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. There have been no advances made against this line through the end of 1998.

Legal Proceedings:

The Company is a party in an adversarial proceeding filed in the United States Bankruptcy Court in Delaware by a chapter 7 bankruptcy trustee for the estate of the FoxMeyer Corporation, et al. The complaint seeks to avoid and recover purported preferential transfers pursuant to 11 U.S.C. 547 and 550 from the Company in the amount of $2.3 million. The Company believes it has meritorious defenses regarding this claim.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.


7. Long-term Debt:

  On July 24, 1992, The Liposome Manufacturing Company, Inc., a wholly-owned subsidiary of the Company, entered into a mortgage-backed note to partially fund the purchase of a pharmaceutical manufacturing facility in Indianapolis, Indiana. Principal payments of $25,225 plus accrued interest are payable monthly through November 2001. The interest rate, based on the prime rate plus 1/2%, has a floor and ceiling of 6% and 10%, and was 8.25% at January 3, 1999. The note is guaranteed by the Company and is collateralized by a $1,120,000 AAA rated security owned by the Company. The Company is required to maintain a minimum balance of $10,000,000 in cash and marketable securities, including those securities collateralizing the letter of credit, in connection with the financing. The fair value of the Company's long term debt approximates book value.

  The    Liposome   Manufacturing   Company's   principal    repayment
obligations as of January 3, 1999 are as follows:

          1999                        $   303,000
          2000                            303,000
          2001                            277,000
          Subtotal                        883,000
          Less: Current portion          (303,000)
          Total                       $   580,000

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

8. Supplemental Information:

Accrued Expenses and Other Current Liabilities:
The components of accrued expenses and other current liabilities are as follows:

                                                  1998       1997
  Accrued expenses for preclinical
    and clinical programs                      $1,681,000  $3,241,000
  Accrued bonus                                 1,396,000     630,000
  Accrued royalty/licensing payments            1,110,000     743,000
  Accrued sales & marketing and administrative    851,000     394,000
  Accrued wages and vacation                      774,000     470,000
  Other                                         1,545,000     531,000
  Total                                        $7,357,000  $6,009,000


Statement of Cash Flows:                      1998      1997      1996

     Supplemental disclosure of cash
       flow information:

     Cash paid during the year for interest $823,000   $786,000  $339,000

     Non-cash transaction: Refinancing
       of capital lease                     $495,000 $1,583,000  $     --


9. Income Taxes:

  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax debits due to the uncertainty of realization. The increase in the valuation allowance for the year ended January 3, 1999 and December 28, 1997 was $11,295,000 and $10,966,000, respectively.

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

  Temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at January 3, 1999 and December 28, 1997 are as follows:

                                          Deferred Tax
                                        Assets/(Liabilities)
                                         1998         1997
Depreciation                       $ (443,000)    $  403,000
Net unrealized investment loss              --            --
State taxes (net of Federal benefit)11,051,000     8,300,000
Amortization                         1,579,000     2,032,000
Net operating losses - Federal      66,850,000    58,481,000
Net operating losses - Foreign       1,030,000       819,000
Reserves and allowances              1,135,000     1,729,000
Tax credits                          5,885,000     4,531,000
Other                                  926,000       423,000

Subtotal                            88,013,000    76,718,000

Valuation allowance - Federal      (75,932,000) (67,599,000)
Valuation allowance - State        (11,051,000)  (8,300,000)
Valuation allowance - Foreign      ( 1,030,000)    (819,000)

Subtotal                           (88,013,000) (76,718,000)

Total deferred taxes               $         --  $        --



      At January 3, 1999, the Company had approximately $196,616,000 net operating loss carryforwards and $5,885,000 of research and development credit carryforwards for U. S. Federal income tax purposes. These carryforwards expire in the periods 1999 through 2018. The timing and manner in which these losses are used may be limited as a result of certain ownership changes that occurred as provided by IRS Regulations under Section 382.


              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)

10. Geographic Segment Data:

  The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe). Financial Data (in thousands of dollars) for the years 1998, 1997 and 1996 is as follows:

Year Ended January 3, 1999
                                     Domestic International Total
Sales to unaffiliated customers     $58,936     $14,559   $73,495
Interest, investment and other income 4,355          18     4,373

     Total revenue                  $63,291     $14,577   $77,868

Net loss                           $(3,260)    $(1,426)  $(4,686)

Identifiable assets at
 January 3, 1999                    $85,414    $ 5,160    $90,574


Year Ended December 28, 1997
                                     Domestic International Total
Sales to unaffiliated customers $ 49,273 $ 9,179 $ 58,452 Collaborative research and development
     revenues                         2,331          --     2,331
Interest, investment and other income 4,292          21     4,313
     Total revenue                 $ 55,896      $9,200  $ 65,096

Net loss                           $(25,694)     $(752) $(26,446)

Identifiable assets at
 December 28, 1997                 $ 86,402      $5,098  $ 91,500


Year Ended December 29, 1996
                                     Domestic International Total
Sales to unaffiliated customers $ 44,784 $ 8,056 $ 52,840 Collaborative research and development
     revenues                         3,228          --     3,228
Interest, investment and other income 3,449         415     3,864
     Total revenue                 $ 51,461     $ 8,471  $ 59,932

Net loss                           $(16,765)   $(1,113) $(17,878)

Identifiable assets at
 December 29, 1996                 $ 91,085    $ 3,470   $ 94,555


11. Savings and Investment Retirement Plan:

  The Company has adopted a 401(k) Profit Sharing Plan and Trust ("401(k) Plan") for eligible employees and their beneficiaries. The 401(k) Plan provides for employee contributions through a salary reduction election. Employer discretionary matching contributions are determined annually by the Company and vest over a maximum of a five-year period of service. For the plan years ended January 3, 1999, December 28, 1997 and December 29, 1996, the Company's discretionary matching was based on a percentage of salary reduction elections in the form of the Company's Common Stock.


              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements-(Continued)


12. Major Customer and Research and Development Revenue Data:

  In the United States, the Company sells ABELCET to national and regional wholesalers who in turn re-sell the product to hospitals and other service providers. Internationally, sales are primarily made directly to hospitals. Pursuant to marketing/distribution agreements with the Company in France, Italy, Spain and certain other countries, ABELCET is sold to local pharmaceutical companies who then re-sell the product to hospitals.

  For the years ended January 3, 1999, December 28, 1997 and December 29, 1996 sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any year were as follows:



                1998         1997             1996
Customer A      23%           25%             24%
Customer B      21%           20%             24%
Customer C      14%           16%             20%
Customer D      13%           14%             10%



  The Company had entered into various collaborative research and development contracts. The Company earned substantially all of its research and development revenues from one corporate sponsor in 1997 and 1996. The absence of collaborative research and development revenue in 1998 and late 1997 is due to the termination of the collaborative research and development agreement with Pfizer in mid-1997. Payments by corporate sponsors that comprised 10% or more of the Company's total revenues, pursuant to collaborative agreements and licensing and other fees as reported in the statements of operations, in any year were as follows:


              1998             1997            1996
Pfizer         --           $2,331,000      $3,180,000





              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements-(Continued)

13. Summary of Quarterly Financial Data (Unaudited):

  Summarized quarterly financial data (in thousands, except for per share data) for the years ended January 3, 1999 and December 28, 1997 are as follows:

                                               Quarter
1998                          First    Second     Third    Fourth
Total revenues              $17,094   $20,225   $18,647   $21,902

Total expenses               22,171    21,072    18,955    20,356

Net income/(loss) applicable
     to Common Stock       $(5,077)  $  (847)  $  (308)   $ 1,546

Net income/(loss) per share
     applicable to Common
     Stock (basic)          $  (.13)   $  (.02)  $  (.01) $   .04

Net income/(loss) per share
     applicable to Common
     Stock (diluted)        $  (.13)   $  (.02)  $  (.01) $   .04

Weighted average shares
     outstanding (basic)     37,846    37,992    38,050    38,254

Weighted average shares
  outstanding (diluted)      37,846    37,992    38,050    39,856


                                               Quarter
1997                          First    Second     Third    Fourth
Total revenues              $15,854   $16,654   $16,050   $16,538

Total expenses               20,323    25,204    22,253    23,762

Net loss applicable to
     Common Stock          $(4,469)  $(8,550)  $(6,203)  $(7,224)

Net loss per share applicable
     to Common Stock (basic
     and diluted)           $ (.12)    $  (.23)  $  (.17) $  (.19)

Weighted average shares
     outstanding (basic
     and diluted)            36,132    36,988    37,430    37,565


   Net  income/(loss) per share of Common Stock amounts are calculated
independently  for each of the quarters presented.   The  sum  of  the
quarters may not equal the full year amounts.

              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements-(Continued)


14.  Unusual Charges and Credits:

    The Company recorded approximately $3,900,000 of unusual charges for the second quarter of 1997 following unfavorable results of a pivotal Phase III study of VENTUSTM. The primary component of this charge related to an organizational restructuring expense of $2,550,000 (classified as selling, general and administrative expense). A total of 137 positions were eliminated as a result of the restructuring. The balance of the charges were attributable to a provision for royalties on past sales of ABELCET of $768,000 to settle certain litigation concerning that product, including the pro-rata amortization of a ten-year warrant issued as part of the settlement (classified as cost of goods sold), and certain manufacturing overhead costs of $570,000 following the unfavorable VENTUSTM clinical results, (classified as research and development expense).

   On August 11, 1997, the Company entered into a settlement agreement with NeXstar Pharmaceuticals, Inc. and Fujisawa USA, Inc., relating to litigation regarding the Company's liposome drying technology patents. Pursuant to this settlement agreement, the Company received an initial payment of $1,750,000, included in other income, as well as the right to receive future royalty payments based on all AmBisome sales beginning in 1998.

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


PricewaterhouseCoopers LLP


Princeton, New Jersey
February 5, 1999






              THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                   Valuation and Qualifying Accounts
                              Schedule II


Column A                   Column B   Column C     Column D    Column E

                                      Additions
                           Balance     Charged                Balance at
                              at         to                       End
                          Beginning   Costs and   Deductions   of Period
                          of Period   Expenses

Year Ended January 3,1999
Valuation Allowance for
Sales Rebates and
Discounts                $3,789,000  $30,460,000 $(31,197,000)    $3,052,000

Allowance for Doubtful
Accounts................. $1,285,000 $  373,000  $ (1,079,000)      $579,000

Valuation Allowance for
  Income Taxes           $76,718,000  $11,295,000  $       --    $88,013,000


Year Ended December 28, 1997
Valuation Allowance for
Sales Rebates and
Discounts                $609,000    $  $13,711,000  $(10,531,000) $ 3,789,000

Allowance for Doubtful
Accounts.................$1,079,000  $    256,000    $  (50,000)    $1,285,000

Valuation Allowance for
  Income Taxes           $65,752,000  $10,966,000    $       --    $76,718,000



Year Ended December 29,1996
Valuation Allowance for
Sales Rebates and
Discounts                       --   $1,635,000     $(1,026,000)    $  609,000

Allowance for Doubtful
Accounts................. $ 200,000  $  879,000              --     $1,079,000

Valuation Allowance for
Income Taxes              $58,220,000 $7,532,000    $        --    $65,752,000


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

10-04   The   Liposome  Company,  Inc.  1996  Equity  Incentive  Plan.
        (Filed with the Company's 1996 Proxy Statement, File No. 000-14887, incorporated herein by reference thereto.)

10-05   Agreement  dated June 1, 1995 between the Company and  Charles
        A. Baker. (Filed with the Company's Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference thereto.)

10-06 Amphotericin B Supply Agreement dated as of January 1, 1993, between the Company and Bristol-Meyers Squibb Company. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)

10-07   License  Agreement dated as of September 2, 1994, between  the
        Company and Bristol-Meyers Squibb Company. (Filed with the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994, and incorporated herein by reference thereto.)

10-08 Lease Agreement dated December 14, 1992, between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended
        December 31, 1992, and incorporated herein by reference thereto.)

10-09 First Amendment dated October 29, 1993 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference thereto.)

Item l4(a)3.  Exhibits to Form l0-K (Continued)

Exhibit
Number


10-10 Second Amendment dated December 31, 1994 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-11 Third Amendment dated July 27, 1995 to Lease Agreement between the Company and Peregrine Investment Partners I. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference thereto.)

10-12 Lease Agreement dated as of January 1, 1995 between the Company and One Research Way Partners. (Filed with the Company's Annual Report on Form 10-K for the year ended
        December 31, 1995, and incorporated herein by reference thereto.)

10-13 Credit Agreement dated as of December 31, 1996, among the Company, The Liposome Manufacturing Company, Inc. and General Electric Capital Corporation. (Filed with the Company's Annual Report on Form 10-K for the year ended December 29, 1996, and incorporated herein by reference thereto.)

10-14 Termination Agreement dated July 14, 1997, among The Liposome Company, Inc., Pfizer Inc., and Pfizer Pharmaceuticals Production Corporation. (Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, and incorporated herein by reference thereto.)

10-15      Settlement  Agreement  dated  August  11,  1997  among  The
        Liposome Company, Inc., NeXstar Pharmaceuticals Inc. and Fujisawa USA, Inc. (Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, and incorporated herein by reference thereto.)

10-16 Form of Executive Severance Agreement executed with each Vice President dated as of January 22, 1998 attached hereto as
        Exhibit 10-16.

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

                              SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of March, 1999.


                           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           By:     /S/  Charles A. Baker
                                        Charles A. Baker

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on
the  29th day of March,          1999 on behalf of the Registrant  and
in the capacities indicated.


/S/  Charles A. Baker     Chairman of the Board, President Chief Executive
     Charles A. Baker      Officer and Director (Principal Executive Officer)


/S/  Lawrence R. Hoffman    Vice President and Chief Financial Officer
     Lawrence R. Hoffman      (Principal Accounting Officer)


/S/  James G. Andress       Director
     James G. Andress


/S/  Morton Collins, Ph.D.  Director
     Morton Collins, Ph.D.


/S/  Stuart F. Feiner       Director
     Stuart F. Feiner


/S/  Robert F. Hendrickson   Director
     Robert F. Hendrickson


/S/  Bengt Samuelsson, Dr.   Director
     Bengt Samuelsson, Dr.


/S/  Joseph T. Stewart, Jr.  Director
     Joseph T. Stewart, Jr.


/S/  Gerald Weissmann, M.D.  Director
     Gerald Weissmann, M.D.


/S/  Horst Witzel, Dr.-Ing.  Director
     Horst Witzel, Dr.-Ing.




                             EXHIBIT INDEX


EXHIBIT NO.                                                 PAGE


21.  Subsidiaries                                            65

23.  Consent of Independent Accountants                      66



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


     Liposome Holdings, Inc.                 Delaware


     Nichiyu Liposome Company, Ltd.          Tokyo, Japan


     The Liposome Manufacturing              Delaware
         Company, Inc.


     The Liposome Company Ltd.                    United Kingdom


     Laboratoires Liposome                        France


     Liposome SL                                  Spain


     Liposome Pty Ltd.                            Australia


     Liposome Canada Inc.                         Canada


     Liposome SrL                            Italy


     Liposome S.a.r.l.                            Switzerland


     Liposome B.V.                           Netherlands



                              EXHIBIT 23


                  CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of The Liposome Company, Inc. on Forms S-8 (File Nos. 333-20339 and 333-20341) of our reports dated February 5, 1999 on our audits of the consolidated financial statements and financial statement schedule of The Liposome Company, Inc. as of January 3, 1999 and December 28, 1997 and for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, which reports are included in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP


Princeton, New Jersey
March 29, 1999





                              SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of March, 1999.


                           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           By:
                                        Charles A. Baker

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on
the  29th day of March,          1999 on behalf of the Registrant  and
in the capacities indicated.


                          Chairman of the Board, President Chief Executive
     Charles A. Baker      Officer and Director (Principal Executive
Officer)


                          Vice President and Chief Financial Officer
     Lawrence R. Hoffman      (Principal Accounting Officer)


                          Director
     James G. Andress


                          Director
     Morton Collins, Ph.D.


                          Director
     Stuart F. Feiner


                          Director
     Robert F. Hendrickson


                          Director
     Bengt Samuelsson, Dr.


                          Director
     Joseph T. Stewart, Jr.


                          Director
     Gerald Weissmann, M.D.


                          Director
     Horst Witzel, Dr.-Ing.