Form 10-Q
period 1999-04-04
LIPOSOME CO INC
filed 1999-05-04
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

Washington, D. C.  20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period ended April 4, 1999
Commission file number 0-14887


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


Yes     X           No


The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:




            Class                   April 20, 1999

   Common Stock, $.01 par value       38,511,736


THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                        TABLE OF CONTENTS

                                                    PAGE NO.

Part I. FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Balance Sheets as of
        April 4, 1999 and January 3, 1999            3

        Consolidated Statements of Operations
        for the Three Month Periods Ending
        April 4, 1999 and March 29, 1998             4

        Consolidated Statements of Cash Flows
        for the Three Month Periods Ending
        April 4, 1999 and March 29, 1998             5

        Notes to Consolidated Financial Statements   6-8

        ITEM 2

        Management's Discussion and Analysis
          of Financial
        Condition and Results of Operations          9-15

Part II.          OTHER INFORMATION                            16

Signatures                                            17




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




           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                           (Unaudited)

                      ASSETS
Current assets:                                      4/4/99    1/3/99
      Cash and cash equivalents                     $ 20,364  $  8,074
      Short-term investments                          24,517    34,339
      Accounts receivable, net of allowance for doubtful
       accounts ($629 for 1999, $579 for 1998)        5,616     5,340
      Inventories                                     6,287     5,566
      Prepaid expenses                                1,158     1,266
      Other current assets                            120       560
           Total current assets                       58,062    55,145

Property, plant and equipment, net                    22,359    23,165
Restricted cash                                       11,930   11,930
Intangibles, net                                         319      334
       Total assets                               $ 92,670  $ 90,574

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  3,816  $  3,991
   Accrued expenses and other current liabilities    6,466     7,357
   Current obligations under capital leases          2,139     2,093
   Current obligations under note payable              303       303
       Total current liabilities                    12,724    13,744

Long-term obligations under capital leases           3,957      4,509
Long-term obligations under note payable               504        580
       Total liabilities                             17,185   18,833

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Common Stock, par value $.0l; 60,000 shares authorized;
     38,489 and 38,327 shares issued and outstanding    385       383
Additional paid-in capital                          266,581   265,254
Accumulated other comprehensive loss                  (360)     (366)
Accumulated deficit                               (191,121)  (193,530)
       Total stockholders' equity                    75,485     71,741

       Total liabilities and stockholders' equity $  92,670   $ 90,574



See accompanying notes.






           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share data)
                           (Unaudited)


                                       Three Months Ended

                                     4/4/99           3/29/98

Product sales                         $19,341          $16,044

Interest, investment and other income   1,387            1,050

      Total revenues.................  20,728           17,094

Cost of goods sold                      4,663            4,799

Research and development expense..      5,711            8,292

Selling, general and administrative
  expense...                             7,784            8,869

Interest expense...............            161              211

      Total expenses.................   18,319           22,171

Net income/(loss).....................$  2,409         $ (5,077)

Net income/(loss) per share (basic)   $   0.06         $  (0.13)

Net income/(loss) per share (diluted) $   0.06         $  (0.13)

Weighted average number of common
  shares outstanding (basic)            38,378           37,846

Weighted average number of common
  shares outstanding (diluted)          40,025           37,846











See accompanying notes.







           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                 Three Months Ended
                                                  4/4/99    3/29/98
Cash flows from operating activities:

  Net income/(loss)                             $ 2,409    $(5,077)
     Adjustments to reconcile net income/(loss)
  to net cash provided/(used) by operating activities:
     Depreciation and amortization                1,053      1,481
     Provision for bad debt                          50        --
     Other                                          689        687
     Changes in assets and liabilities
       Accounts receivable                          (326)  (1,404)
       Inventory                                    (721)    1,370
       Prepaid expenses                              108     (278)
       Other current assets                          440      (20)
       Accounts payable                             (175)    1,921
       Accrued expenses and other current
       Liabilities                                   (891)   1,124

     Net cash provided/(used) by
operating activities                                2,636    (196)

Cash flows from investing activities:

  Purchases of short- and long-term investments    (955)     (583)
  Sales of short- and long-term investments...    10,747    10,410
  Purchases of property, plant and equipment      (382)      (363)

     Net cash provided by investing activities    9,410    9,464

Cash flows from financing activities:

  Exercises of stock options                        790        1
  Principal payments under note payable              (76)    (76)
  Principal payments under capital
 lease obligations                                   (506)  (464)

     Net cash provided/(used) by financing
 Activities                                           208   (539)

Effects of exchange rate changes on cash               36   (81)

Net increase in cash and cash equivalents          12,290  8,648

Cash and cash equivalents at beginning of
the period                                         8,074  15,236

Cash and cash equivalents at end of the period  $ 20,364  $23,884







See accompanying notes.







           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


  1.   Basis of Presentation

     The information presented at April 4, 1999 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The January 3, 1999 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 3, 1999, which were included as part of the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

  2.   Common Stock Outstanding and Per Share Information

     The basic earnings per share calculation is based upon the weighted average number of common shares outstanding during a period. The diluted earnings per share calculation is based upon the weighted average number of common shares outstanding and the dilutive common stock equivalents outstanding during a period. Common stock equivalents are outstanding options under the Company's stock option plans and outstanding warrants.

     Below is summary of the shares used in calculating basic and diluted earnings per share.

                                                 Three Months Ended
                                                 4/4/99     3/29/98
          Weighted average number of
            shares of common stock
            outstanding                      38,378,000    37,846,000
          Dilutive stock options               1,647,000         --

          Shares used in calculating
            diluted earnings per share      40,025,000    37,846,000

     The increase in the weighted average number of shares of common stock outstanding of 532,000 shares for the three month period is due primarily to the impact of the issuance of restricted stock, 401(K) contributions and the exercise of stock options.

     On April 23, 1997, the Company issued 1,000,000 shares at
     $20.875 per share to a private investor for cash of $20,875,000. At April 20, 1999, this investor has reported total holdings of approximately 24.29% of the Company's outstanding Common Stock.

     Options and warrants to purchase 5,793,266 shares of Common Stock at a range of $1.19 to $24.38 per share were outstanding at April 4, 1999. These options and warrants expire on various dates from June 7, 1999 to March 29, 2009. Options and warrants to purchase 1,323,117 of shares of common stock were excluded from the diluted earnings per share calculation for the period ended April 4, 1999 as their effect would have been anti-dilutive.

     Common Stock equivalents were not included in the computation of diluted earnings per share for the prior year period ended March 29, 1998 because the effect would be anti-dilutive to the net loss.


           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



  3.Comprehensive Income

     The following table details "Comprehensive Income" as defined in Statement of Financial Standards ("SFAS") No.
     130 for the three month periods ended April 4, 1999 and March 29, 1998.

                                                 Three Months Ended:
                                                   4/4/99    3/29/98
     Net income/(loss)                            $ 2,409    $(5,077)

     Other comprehensive income/(expenses):
       Net unrealized investment (loss)/gain          (30)        68
       Foreign currency translation adjustment         36        (81)

     Comprehensive net income/(loss)              $ 2,415  $  (5,090)


  4.Inventories

    Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis. The components of inventories are as follows:

                            April 4,       January 3,
                            1999              1999
      Finished goods       $3,100,000      $2,710,000
      Work in process         873,000       1,271,000
      Raw materials         2,038,000       1,374,000
      Supplies                276,000         211,000
                           $6,287,000      $5,566,000


  5.Supplemental Disclosure of Cash Flow Information

                                             Three Months Ended:
                                            4/4/99    3/29/98

    Cash paid during the year for interest  $207,000  $271,000



  6.   Legal Proceedings

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




           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



  7. Geographic Segment Data

      The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe and Canada). Financial data (in thousands of dollars) for the first quarter of 1999 and 1998 is as follows:

      Quarter Ended April 4, 1999
                                             Domestic   International   Total
      Sales to unaffiliated customers        $15,666     $ 3,675       $19,341
      Interest, investment and other income  1,387          --           1,387

           Total revenue                     $17,053     $ 3,675       $20,728

           Net income                        $ 2,241     $  168       $ 2,409

      Identifiable assets at April 4, 1999   $87,640     $ 5,030      $92,670


      Quarter Ended March 29, 1998
                                             Domestic   International  Total
      Sales to unaffiliated customers         $ 12,897   $ 3,147     $ 16,044
      Interest, investment and other income   1,046            4        1,050

           Total revenue                     $ 13,943    $ 3,151     $ 17,094

      Net (loss)                             $ (3,532)   $(1,545)   $ (5,077)

      Identifiable assets at March 29, 1998  $ 84,965    $ 5,133     $ 90,098



  8.   Major Customer Revenue Data

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

     For the quarters ended April 4, 1999 and March 29, 1998
     sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any period were as follows:

                             Three Months Ended
                        April 4, 1999   March 29, 1998
     Customer A          32%               23%
     Customer B          24%               30%
     Customer C          16%               17%
     Customer D          15%               19%




           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


The following discussion may contain trend information and other forward-looking statements. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Risk Factors." All period references are to the Company's three month periods ended April 4, 1999 and March 29, 1998 and the fiscal year ended January 3, 1999, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's 1998 Form 10-K and from time-to-time the Company's other filings with the Securities and Exchange Commission.

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

The Company markets ABELCET in the U.S. and Canada, with its own sales force. For other countries, the Company's general strategy is to market ABELCET through marketing partners. Specific marketing partnerships are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

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

On April 22, 1998 the Company announced it had entered into a three year contract manufacturing agreement with Astra USA, Inc. ("Astra"). The Company is processing and packaging Astra's M.V.I.r-12 Unit Vial, an injectable multi-vitamin product used by severely ill, hospitalized patients in need of nutritional supplements. The product is processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities. Under the terms of the agreement, Astra supplies bulk quantities of the vitamin product and the Company sterilizes, fills, packages and performs quality control on M.V.I.r-12 Unit Vial.


Results of Operations

Revenues

-    Three Months Ended April 4, 1999:

Total revenues for the quarter ended April 4, 1999 were $20,728,000 an increase of $3,634,000 or 21.3% compared to
$17,094,000 for the quarter ended March 29, 1998. The primary components of 1999 revenues for the Company are product sales of ABELCET and interest, investment and other income.

Net product sales of ABELCET for the first quarter ended
April 4, 1999 were $19,341,000 compared to $16,044,000 for the first quarter of 1998. The sales increase of $3,297,000 or 20.6%, is due primarily to higher U.S. and international sales volume. Unit shipments of ABELCET worldwide increased by 27.2% over the comparable prior year period.

Domestic sales in the first quarter of 1999 were $15,666,000, an increase of $2,769,000 or 21.5% from the comparable prior year period. Unit shipments increased 26.4% compared to the prior year period. The increase is due to the continuing penetration of the amphotericin B marketplace due to the increased safety and efficacy profile of ABELCET versus conventional amphotericin B. Based on the latest independent market data available, ABELCET continues to hold the largest share of the lipid based amphotericin B products sold in the U.S. During 1997, the Company instituted a tiered pricing program by offering discounts to high volume purchasers. The price reduction is affected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. The Company provides a reserve for the impact on sales for rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments. The provision for the three months ended April 4, 1999 was approximately $9,377,000.

International product sales were $3,675,000 in the first quarter of 1999 versus $3,147,000 in the first quarter of 1998, an increase of $528,000. The increase is primarily due to ABELCET sales growth in Europe and Canada and initial launch of ABELCET in Australia. While international sales revenues increased by 16.8%, unit volume increased by 30.8%. The principal reason for this difference is the shift of sales from end users (direct distribution) to marketing partners.




           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Results of Operations (Continued)

Interest, investment and other income for the three months ended April 4, 1999 and March 29, 1998 were $1,387,000 and $1,050,000, respectively. The increase of $337,000 or 32.1% is primarily due to the impact of the commencement of contract manufacturing revenues and the availability of higher cash balances for investment during the quarter.

In future quarters, the Company anticipates continuing recognition of income related to a manufacturing agreement with Astra. The anticipated revenues from interest and investment income will be related to the level of cash balances available for investment and the rate of interest earned.

Expenses

- Three Months Ended April 4, 1999:

The components of total expenses for the quarter ended April 4, 1999 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the quarter ended April 4, 1999 were $18,319,000, a decrease of $3,852,000 from the comparable prior year period.

Cost of goods sold for the quarter ended April 4, 1999 was $4,663,000 or $136,000 lower than the comparable prior year period. The decrease is attributable to lower product costs for ABELCET resulting from manufacturing efficiencies at the Indianapolis manufacturing facility and improved yields due to the implementation of certain process enhancements. Gross margin in the 1999 period was 75.9% compared to 70.1% in the 1998 period, an improvement of 5.8 percentage points. This improvement is due to the manufacturing efficiencies discussed above, combined with the increased manufacturing volume as a result of higher sales.

Research and development expense was $5,711,000 for the first quarter of 1999, compared to $8,292,000 for the prior year period. The reduction of $2,581,000 or 31.1% is primarily due to completion of the Phase III clinical trials of EVACET.for which the Company filed a NDA with the FDA in December 1998. Partially offsetting this reduction is increased research and development activity for TLC ELL-12.

Selling, general and administrative expenses for the quarter ended April 4, 1999 were $7,784,000 compared to $8,869,000 in 1998 period. The primary reason for the decrease is due to the shift in European selling and marketing activities to marketing partners and the resulting reduction of international selling and marketing costs, combined with lower U.S. sales and marketing costs in the quarter.

Interest expense was $161,000 in the first quarter of 1999 and $211,000 in the first quarter of 1998. Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.


Net Income/ (Loss) and Net Income/ (Loss) per Share

The net income/(loss) was $2,409,000 or $0.06 per share (basic & diluted) and ($5,077,000) or ($0.13) per share (basic and diluted) for the first quarters of 1999 and 1998, respectively. The number of shares of Common Stock used in 1999 included contingently issuable shares since the Company reported a net income in this period. The Company did not include such shares in the 1998 period as the inclusion would have been anti-dilutive.






           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company had $56,811,000 in cash and marketable securities as of April 4, 1999. Included in this amount were cash and cash equivalents of $20,364,000, short-term investments of $24,517,000 and restricted cash of $11,930,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities.

Cash and marketable securities (both short-term and restricted cash) increased $2,468,000 from January 3, 1999 to April 4, 1999. The primary components of the favorable impact on cash flow was net income (net of depreciation and amortization and other non-cash charges) for the quarter of $4,201,000 and stock option exercises of $790,000. The major uses of funds were the lower accrued liability and other current liabilities balance of $891,000, higher inventory balance of $721,000 and repayments on the capital lease and note payable totaling $582,000.

Inventories at April 4, 1999 increased $721,000 from January
3, 1999, primarily due to the building of raw material levels to meet current manufacturing demand.

Accrued expenses and other current liabilities at April 4, 1999 were $6,466,000 or $891,000 lower than January 3, 1999.
The decrease in accrued expenses is primarily due to lower bonus accruals at the end of the first quarter of 1999.

In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, or to return or purchase the equipment. In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment. In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively. These amounts have been refinanced as a capital lease obligation under the lease agreement for a three-year period. The lease is collateralized by $4,310,000 in standby letters of credit which are in turn collateralized by AAA rated securities owned by the Company. Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit. In addition, the Company completed a U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000. All borrowings must be secured by approved accounts receivable and finished goods inventories. The Company has a pledge of $5,000,000 to support this agreement, which has been classified as restricted cash. There have been no advances made against this line through the date of this report.

On July 14, 1997, the Company reacquired all development, manufacturing and marketing rights to EVACET TM from Pfizer Inc ("Pfizer"). As part of the agreement, the Company has obtained from Pfizer a credit line of up to $10,000,000 to continue the development of EVACET TM. To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACET TM or in twenty quarterly installments commencing July 14, 2002. Pfizer at its option may elect to receive payment in the form of shares of Common Stock. At the end of the first quarter of 1999, there were no borrowings under this facility.

The Company has a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility. The principal balance outstanding at April 4, 1999 is $807,000.








           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Continued)

On April 23, 1997 the Company issued 1,000,000 shares of
Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At April 20, 1999, this investor has reported total holdings of approximately 24.29% of the Company's outstanding shares of Common Stock.

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


Year 2000 Compliance

The Year 2000 computer issue ("Y2K") refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. For example, 1998 would be stored as "98", rather than "1998".
The basic problem is that when the year changes from 1999 (99) to the year 2000 (00), some computer programs will be unable to distinguish the correct date. Such a situation could significantly interfere with the conduct of the Company's business, disrupt its operations and materially impact its financial condition.

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

The second category involves manufacturing and facility systems including machines and devices used to manufacture, store, and test the Company's product. It also includes the systems that control and monitor the Company's facilities such as HVAC, fire suppression, and elevators. Equipment used in the manufacture and storage of product has been reviewed with regard to Y2K readiness. Again, because of the absence of older legacy








           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Year 2000 Compliance(Continued)

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

Based on the assessment of its Systems, the Company believes that the costs of addressing the Y2K issue will be less than $200,000. Also based on the assessment of its Systems, the Company believes that it has minimized the potential for disruption of its business because of the Y2K event. However, if key third parties such as suppliers and customers are not Y2K ready, such problems could have a material adverse impact on the Company's business. To minimize the impact of supplier product shortages that may result, the Company plans to have sufficient supplies on hand to meet its production requirements. The Company will also encourage its customers to have an adequate supply of ABELCET on hand to meet their anticipated needs.

Certain Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies regarding EVACET TM, TLC ELL-12 and other oncology products in the Company's research pipeline, (ii) the ability of ABELCET to maintain its position as the leading lipid-based formulation of amphotericin B in the U.S., (iii) the likelihood of future domestic and international regulatory approvals for EVACET TM or any other product in the research pipeline, (iv) possible new licensing or contract manufacturing agreements, (v) future product revenues from ABELCET, EVACET TM or any other product in the research pipeline, (vi) the future uses of capital, and financial needs of the Company, (vii) manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility and (viii) resolution of Year 2000 computer issues. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and financial statements and their accompanying footnotes in this Report.





           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Certain Risk Factors (Continued)

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following:
(a) the commercialization of ABELCET is still ongoing and the ultimate rate of sales of ABELCET is uncertain; (b) the Company's other products are in development and have not yet received regulatory approvals for sale, and it is difficult to predict if and when such approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products; (e) risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (f) uncertainty that key customers, vendors and suppliers of the Company will be Y2K compliant;
(g) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (h) the Company has incurred losses in each prior year since its inception and there can be no assurance of profitability in any future period.












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


DATE: May 4, 1999

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