Form 10-Q
period 1999-07-04
LIPOSOME CO INC
filed 1999-07-30
CIK 786557

S E C U R I T I E S A N D E X C H A N G E C O M M I S S I O N Washington, D. C. 20549 FORM 10-Q Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended July 4, 1999	Commission file number 0-14887
T H E L I P O S O M E C O M P A N Y, I N C. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	22-2370691 (IRS Employer Identification No.)
One Research Way, Princeton Forrestal Center, Princeton, N.J. 08540 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code:	(609) 452-7060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:
Class Common Stock, $.01 par value	July 22, 1999 38,949,608

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
PAGE NO.
Part I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Consolidated Balance Sheets as of July 4, 1999 and January 3, 1999	3
Consolidated Statements of Operations For the Three and Six Month Periods Ending July 4, 1999 and June 28, 1998	4
Consolidated Statements of Cash Flows for the Three and Six Month Periods Ending July 4, 1999 and June 28, 1998	5
Notes to Consolidated Financial Statements	6-9
ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17
Part II. OTHER INFORMATION	18
Signatures	19
*********************************************************
Note concerning trademarks:	Certain names mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET® is a registered trademark of The Liposome Company, Inc.
Page 2 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
ASSETS
Current assets:	7/4/99	1/3/99
Cash and cash equivalents	$ 34,614	$ 8,074
Short-term investments	20,424	34,339
Accounts receivable, net of allowance for doubtful accounts ($579 for 1999, $579 for 1998)	5,782	5,340
Inventories	7,083	5,566
Prepaid expenses	835	1,266
Other current assets	118	560
Total current assets	68,856	55,145

Property, plant and equipment, net	21,632	23,165
Restricted cash	6,741	11,930
Intangibles, net	317	334
Total assets	$ 97,546	$ 90,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,073	$ 3,991
Accrued expenses and other current liabilities	7,554	7,357
Current obligations under capital leases	2,186	2,093
Current obligations under note payable	303	303
Total current liabilities	14,116	13,744

Long-term obligations under capital leases	3,393	4,509
Long-term obligations under note payable	429	580
Total liabilities	17,938	18,833
Commitments and contingencies
Stockholders' equity:
Capital stock:
Common Stock, par value $.0l; 120,000 shares authorized; 38,855 and 38,327 shares issued and outstanding	389	383
Additional paid-in capital	268,917	265,254
Treasury Stock at cost	(950)	--
Accumulated other comprehensive loss	(400)	(366)
Accumulated deficit	(188,348)	(193,530)
Total stockholders' equity	79,608	71,741

Total liabilities and stockholders' equity	$ 97,546	$ 90,574
See accompanying notes. Page 3 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands except per share data) (Unaudited)
Three Months Ended	Six Months Ended
7/4/99	6/28/98	7/4/99	6/28/98
Product sales	$ 21,918	$ 19,203	$ 41,259	$ 35,247
Interest, investment and other income	1,786	1,022	3,173	2,072
Total revenues	23,704	20,225	44,432	37,319
Cost of goods sold	5,123	5,224	9,786	10,023
Research and development expense	7,310	7,481	13,021	15,773
Selling, general and administrative expense	8,350	8,167	16,134	17,036
Interest expense	148	200	309	411
Total expenses	20,931	21,072	39,250	43,243
Net income/(loss)	$ 2,773	$ (847)	$ 5,182	$(5,924)
Net income/(loss) per share (basic)	$ 0.07	$ (0.02)	$ 0.13	$ (0.16)
Net income/(loss) per share (diluted)	$ 0.07	$ (0.02)	$ 0.13	$ (0.16)
Weighted average number of common shares outstanding (basic)	38,635	37,992	38,500	37,919
Weighted average number of common shares outstanding (diluted)	40,272	37,992	40,096	37,919
See accompanying notes. Page 4 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
Six Months Ended
7/4/99	6/28/98
Cash flows from operating activities:
Net income/(loss)	$ 5,182	$(5,924)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,267	3,020
Other	1,294	1,117
Changes in assets and liabilities
Accounts receivable	(442)	(1,225)
Inventories	(1,517)	4,262
Prepaid expenses	431	295
Other current assets	442	86
Accounts payable	82	(143)
Accrued expenses and other current liabilities	197	1,345

Net cash provided by operating activities	7,936	2,833
Cash flows from investing activities:
Purchases of short- and long-term investments	(10,893)	(2,306)
Sales of short- and long-term investments	24,576	11,644
Restricted cash	5,189	--
Purchases of property, plant and equipment	(882)	(859)

Net cash provided by investing activities	17,990	8,479
Cash flows from financing activities:
Exercises of stock options	2,540	21
Purchase of Treasury Stock	(950)	--
Principal payments under note payable	(151)	(151)
Principal payments under capital lease obligations	(1,023)	(939)

Net cash provided/(used) by financing activities	416	(1,069)

Effects of exchange rate changes on cash	198	(106)

Net increase in cash and cash equivalents	26,540	10,137

Cash and cash equivalents at beginning of the period	8,074	15,236

Cash and cash equivalents at end of the period	$ 34,614	$ 25,373
See accompanying notes. Page 5 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The information presented at July 4, 1999, and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented.  The January 3, 1999 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 3, 1999, which were included as part of the Company's Annual Report on Form 10-K.  Certain reclassifications may have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

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

Below is summary of the shares used in calculating basic and diluted earnings per share.
Three Months Ended
7/4/99		6/28/98
Weighted average number of shares of common stock outstanding	38,635,000	37,992,000
Dilutive stock options and warrants	1,637,000	--
Shares used in calculating diluted earnings per share	40,272,000	37,992,000
Six Months Ended
7/4/99		6/28/98
Weighted average number of shares of common stock outstanding	38,500,000	37,919,000
Dilutive stock options	1,596,000	--

Shares used in calculating diluted earnings per share	40,096,000	37,919,000

Weighted average number of shares of common stock outstanding for the three and six month periods ended July 4, 1999 and June 28, 1998, increased by 643,000 and 581,000 shares, respectively.  The increases are primarily due to the impact of the exercises of stock options, issuance of restricted stock and 401(K) contributions.

On April 23, 1997, the Company issued 1,000,000 shares at $20.875 per share to a private investor for cash of $20,875,000.  At July 22, 1999, this investor has reported total holdings of approximately 24.01% of the Company's outstanding Common Stock.
Page 6 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Common Stock Outstanding and Per Share Information (continued)

Options and warrants to purchase 5,478,105 shares of Common Stock at a range of $1.19 to $24.50 per share were outstanding at July 4, 1999.  These options and warrants expire on various dates from November 8, 1999 to July 1, 2009.  Options and warrants to purchase 253,250 and 1,280,417 of shares of common stock were excluded from the diluted earnings per share calculation for the three and six month periods ended July 4, 1999 as their effect would have been anti-dilutive.

Common Stock equivalents were not included in the computation of diluted earnings per share for the prior year period ended June 28, 1998 because the effect would be anti-dilutive to the net loss.

3.  Comprehensive Income

The following table details "Comprehensive Income" as defined in Statement of Financial Standards ("SFAS") No. 130 for the three and six month periods ended July 4, 1999 and June 28, 1998.
	Three Months Ended
	7/4/99	6/28/98
Net income/(loss)	$ 2,773	$ (847)
Other comprehensive income/(expenses):
Net unrealized investment (loss)/gain	(202)	29
Foreign currency translation adjustment	162	(25)
Comprehensive net income/(loss)	$ 2,733	$ (843)

	Six Months Ended
	7/4/99	6/28/98
Net income/(loss)	$ 5,182	$ (5,924)
Other comprehensive income/(expenses):
Net unrealized investment (loss)/gain	(232)	97
Foreign currency translation adjustment	198	(106)
Comprehensive net income/(loss)	$ 5,148	$ (5,933)

4.  Inventories

Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis.  The components of inventories are as follows:
	July 4, 1999	January 3, 1999
Finished goods	$2,685,000	$2,710,000
Work in process	1,109,000	1,271,000
Raw materials	3,065,000	1,374,000
Supplies	224,000	211,000
	$7,083,000	$5,566,000
Page 7 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Supplemental Disclosure of Cash Flow Information
	Six Months Ended:
	7/4/99	6/28/98

Cash paid during the year for interest	$352,000	$411,000

6.  Legal Proceedings

The Company is a party in an adversarial proceeding filed in the United States Bankruptcy Court in Delaware by a chapter 7 bankruptcy trustee for the estate of the FoxMeyer Corporation, et al.  The complaint seeks to avoid and recover purported preferential transfers pursuant to 11 U.S.C. Sec. 547 and Sec. 550 from the Company in the amount of $2.3 million.  The Company believes it has meritorious defenses regarding this claim.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

7.  Geographic Segment Data

The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe and Canada).  Financial data (in thousands of dollars) for the three and six months of 1999 and 1998 is as follows:
1999:
Three Months Ended July 4, 1999
	Domestic	International	Total
Sales to unaffiliated customers	$ 17,417	$ 4,501	$ 21,918
Interest, investment and other income/(expense)	1,885	(99)	1,786

Total revenue	$ 19,302	$ 4,402	$ 23,704

Net income/(loss)	$ 3,415	$ (642)	$ 2,773
Six Months Ended July 4, 1999
	Domestic	International	Total
Sales to unaffiliated customers	$ 33,083	$ 8,176	$ 41,259
Interest, investment and other income/(expense)	3,272	(99)	3,173

Total revenue	$ 36,355	$ 8,077	$ 44,432

Net income/(loss)	$ 5,656	$ (474)	$ 5,182

Identifiable assets at July 4, 1999	$ 93,479	$ 4,067	$ 97,546
Page 8 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7. Geographic Segment Data (continued)
1998:
Three Months Ended June 28, 1998
	Domestic	International	Total
Sales to unaffiliated customers	$ 15,297	$ 3,906	$ 19,203
Interest, investment and other income/(expense)	1,022	--	1,022

Total revenue	$ 16,319	$ 3,906	$ 20,225

Net (loss)	$ (590)	$ (257)	$ (847)
Six Months Ended June 28, 1998
	Domestic	International	Total
Sales to unaffiliated customers	$ 28,194	$ 7,053	$ 35,247
Interest, investment and other income/(expense)	2,068	4	2,072

Total revenue	$ 30,262	$ 7,057	$ 37,319

Net (loss)	$ (4,122)	$(1,802)	$ (5,924)

Identifiable assets at June 28, 1998	$ 82,338	$ 4,974	$ 87,312

8.  Major Customer Revenue Data

In the United States, the Company sells ABELCET® primarily to national and regional wholesalers who in turn re-sell the product to hospitals and other service providers.  Internationally, sales are primarily made directly to marketing partners pursuant to marketing/distribution agreements with the Company who then re-sell the product to hospitals.

For the six months ended July 4, 1999 and June 28, 1998 sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any period were as follows:
	Six Months Ended
	July 4, 1999	June 28, 1998
Customer A	23%	22%
Customer B	22%	23%
Customer C	13%	15%
Customer D	12%	13%
Customer E	10%	9%
Page 9 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements.  The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Risk Factors."  All period references are to the Company's three and six month periods ended July 4, 1999 and June 28, 1998 and the fiscal year ended January 3, 1999, unless otherwise indicated.  All per share amounts are presented on a diluted basis unless otherwise stated.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's 1998 Form 10-K and from time-to-time the Company's other filings with the Securities and Exchange Commission.

Overview

The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and lipid-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET® (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 22 foreign markets and is the subject of marketing application filings in several other countries.  In the United States, ABELCET® has been approved for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy.  International approvals have been received for primary and/or refractory treatment of these infections.  Currently all product sales are derived from ABELCET®.

The Company markets ABELCET® in the U.S. and Canada, with its own sales force.  For other countries, the Company's general strategy is to market ABELCET® through marketing partners.   Specific marketing partnerships are determined on a country-by-country basis.  In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

The Company is developing EVACETTM (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers.  Three Phase III clinical studies of EVACETTM have been completed by the Company. Results of these clinical trial studies indicate that EVACETTM is significantly less cardiotoxic than conventional doxorubicin while maintaining equivalent efficacy.  The Company filed a New Drug Application ("NDA") for EVACETTM with the U.S. Food and Drug Administration ("FDA") in December 1998.  The Company has also filed for marketing clearance of EVACETTM in the European Union and Canada.  In February 1999, the Company was notified by the FDA that the NDA filing for EVACETTM was accepted.  There can be no assurance that the FDA, having accepted the NDA for EVACET TM, will grant the Company marketing clearance for this product.

The Company completed preclinical toxicology studies of TLC ELL-12 (liposomal ether lipid), a new anticancer drug that may have applications for the treatment of many different cancers. On October 27, 1998 the Company announced that the FDA had cleared the Investigational New Drug application for this product.  A Phase I clinical trial has been designed to enroll adult patients with advanced solid tumors.  Patient enrollment for this trial commenced in February 1999.

Page 10 of 19
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

On April 22, 1998 the Company announced it had entered into a three year contract manufacturing agreement with Astra USA, Inc. ("Astra").  The Company is processing and packaging Astra's M.V.I.®-12 Unit Vial, an injectable multi-vitamin product used by severely ill, hospitalized patients in need of nutritional supplements.  The product is processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities.  Under the terms of the agreement, Astra supplies bulk quantities of the vitamin product and the Company sterilizes, fills, packages and performs quality control on M.V.I.®-12 Unit Vial.

Results of Operations

Revenues

  Three Months Ended July 4, 1999:

Total revenues for the three months ended July 4, 1999 were $23,704,000 an increase of $3,479,000 or 17.2% compared to $20,225,000 for the quarter ended June 28, 1998.  The primary components of revenues for the Company are product sales of ABELCET® and interest, investment and other income.

Net product sales of ABELCET® for the second quarter ended July 4, 1999 were $21,918,000 compared to $19,203,000 for the second quarter of 1998.  The sales increase of $2,715,000 or 14.1%, is due primarily to higher U.S. and international sales volume.  Unit shipments of ABELCET® worldwide increased by 20.0% over the comparable prior year period.

Domestic sales in the second quarter of 1999 were $17,417,000, an increase of $2,120,000 or 13.9% from the comparable prior year period.  Unit shipments increased 16.0% compared to the prior year period. The increase is due to the continuing penetration of the amphotericin B marketplace.  Based on the latest independent market data available, ABELCET® continues to hold the largest share of the lipid based amphotericin B products sold in the U.S. During the second quarter of 1999, the Company announced a price increase to its domestic customers effective July 1, 1999.  As such there may have been some degree of stocking of ABELCET® in anticipation of the price increase and this may affect the amount of domestic sales in future quarters.  A similar price increase was taken by the Company during the comparable 1998 period.  During 1997, the Company instituted a tiered pricing program by offering discounts to high volume purchasers.  The price reduction is affected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals.  The Company provides a reserve for the impact on sales for rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments.  The provision for the three months ended July 4, 1999 was approximately $10,186,000.
Page 11 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

International product sales were $4,501,000 in the second quarter of 1999 versus $3,906,000 in the second quarter of 1998, an increase of $595,000.  The increase is primarily due to ABELCET® sales growth in Europe and Canada. While international sales revenues increased by 15.2%, unit volume increased by 34.8%.  The principal reason for this difference is the shift of sales from end users (direct distribution) to marketing partners.

Interest, investment and other income for the three months ended July 4, 1999 and June 28, 1998 were $1,786,000 and $1,022,000, respectively.  The increase of $764,000 or 74.8% is primarily due to the second quarter receipt of the 1998 year-end reconciliation of royalty from NeXstar as part of the settlement of patent litigation.  Also contributing to the increase is the realization of revenues from contract manufacturing activities during 1999 and the availability of higher cash balances for investment during the quarter.

  Six Months Ended July 4, 1999:

Total revenues for the six months ended July 4, 1999 were $44,432,000 an increase of $7,113,000 or 19.1% compared to $37,319,000 for the six months ended June 28, 1998.  The primary components of revenues for the Company are product sales of ABELCET® and interest, investment and other income.

Net product sales of ABELCET® for the six months ended July 4, 1999 were $41,259,000 compared to $35,247,000 for the six months of 1998.  The sales increase of $6,012,000 or 17.1%, is due primarily to higher U.S. and international sales volume.  Unit shipments of ABELCET® worldwide increased by 23.2% over the comparable prior year period.

Domestic sales in the six months of 1999 were $33,083,000, an increase of $4,889,000 or 17.3% from the comparable prior year period.  Unit shipments increased 20.7% compared to the prior year period. The increase is due to the continuing penetration of the amphotericin B marketplace.  Based on the latest independent market data available, ABELCET® continues to hold the largest share of the lipid based amphotericin B products sold in the U.S. During the second quarter of 1999, the Company announced a price increase to its domestic customers effective July 1, 1999 (as previously discussed with respect to the three months ended July 4, 1999).  During 1997, the Company instituted a tiered pricing program by offering discounts to high volume purchasers.  The price reduction is affected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals.  The Company provides a reserve for the impact on sales for rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve in order to make necessary adjustments.  The provision for the six months ended July 4, 1999 was approximately $19,563,000.

International product sales were $8,176,000 in the six months of 1999 versus $7,053,000 in the comparable prior year period, an increase of $1,123,000.  The increase is primarily due to ABELCET® sales growth in Europe and Canada and the initial launch of ABELCET® in Australia.  While international sales revenues increased by 15.9%, unit volume increased by 33.1%.  The principal reason for this difference is the shift of sales from end users (direct distribution) to marketing partners.
Page 12 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Interest, investment and other income for the six months ended July 4, 1999 and June 28, 1998 were $3,173,000 and $2,072,000, respectively.  The increase of $1,101,000 or 53.1% is primarily due to the impact of the second quarter receipt of the 1998 year-end reconciliation of royalty from NeXstar as part of the settlement of patent litigation.  Also contributing to the increase is the realization of revenues from contract manufacturing activities during 1999 and the availability of higher cash balances for investment during the six month period.

Expenses

-  Three Months Ended July 4, 1999:

The components of total expenses for the three months ended July 4, 1999 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the three months ended July 4, 1999 were $20,931,000, a decrease of $141,000 from the comparable prior year period.

Cost of goods sold for the quarter ended July 4, 1999 was $5,123,000 or $101,000 lower than the comparable prior year period.  The decrease is attributable to lower production costs for ABELCET® resulting from manufacturing efficiencies at the Indianapolis manufacturing facility, improved yields due to the implementation of certain process enhancements and lower unit overhead absorption related to the contract manufacturing business.  Partially offsetting the reduction in cost of goods is the impact of higher sales unit volume.  Gross margin in the 1999 period was 76.6% compared to 72.8% in the 1998 period, an improvement of 3.8 percentage points.  This improvement is due to the manufacturing efficiencies discussed above, combined with the increased manufacturing volume as a result of higher sales.

Research and development expense was $7,310,000 for the second quarter of 1999, compared to $7,481,000 for the prior year period. The reduction of $171,000 or 2.3% is primarily due to completion of the Phase III clinical trials of EVACET TM for which the Company filed a NDA with the FDA in December 1998, partially offset by increased research and development activity for other projects in the Company's developmental pipeline.

Selling, general and administrative expenses for the quarter ended July 4, 1999 were $8,350,000 compared to $8,167,000 in the 1998 period.  The primary reason for the increase is costs associated with pre-launch marketing and planning expenses related to EVACETTM during the second quarter of 1999.

Interest expense was $148,000 in the second quarter of 1999 and $200,000 in the second quarter of 1998.  Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.
Page 13 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

-  Six Months Ended July 4, 1999:

The components of total expenses for the six months ended July 4, 1999 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the six months ended July 4, 1999 were $39,250,000, a decrease of $3,993,000 from the comparable prior year period.

Cost of goods sold for the six months ended July 4, 1999 was $9,786,000 or $237,000 lower than the comparable prior year period.  The decrease is attributable to lower production costs for ABELCET® resulting from manufacturing efficiencies at the Indianapolis facility, improved yields due to the implementation of certain process enhancements and lower unit overhead absorption related to the contract manufacturing business.  Partially offsetting the reduction in the cost of goods is the impact of higher sales unit volume.  Gross margin in the 1999 period was 76.3% compared to 71.6% in the 1998 period, an improvement of 4.7 percentage points.  This improvement is due to the manufacturing efficiencies discussed above, combined with the increased manufacturing volume as a result of higher sales.

Research and development expense was $13,021,000 for the six months of 1999, compared to $15,773,000 for the prior year period. The reduction of $2,752,000 or 17.4% is primarily due to completion of the Phase III clinical trials of EVACET TM for which the Company filed a NDA with the FDA in December 1998, partially offset by increased research and development activity for other projects in the Company's developmental pipeline.

Selling, general and administrative expenses for the six months ended July 4, 1999 were $16,134,000 compared to $17,036,000 in 1998 period.  The primary reason for the decrease of $902,000 is due to the shift in European selling and marketing activities to marketing partners and the resulting reduction of international selling and marketing costs, partially offset by costs associated with pre-launch marketing and planning expenses for EVACETTM.

Interest expense was $309,000 in the six months of 1999 and $411,000 in the comparable 1998 period.  Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment and the mortgage on the Indianapolis building.

Net Income/ (Loss) and Net Income/ (Loss) per Share

Net income for the second quarter of 1999 was $2,773,000 or $0.07 per share (basic & diluted) compared to a net loss of ($847,000) or ($0.02) per share (basic and diluted) for the second quarter of 1998. Net income for the six months ended July 4, 1999 was $5,182,000 or $0.13 per share (basic & diluted) compared to a net loss of ($5,924,000) or ($0.16) per share (basic and diluted) for the six months ended June 28, 1998.  The number of shares of Common Stock used in 1999 included contingently issuable shares since the Company reported a net income in this period.  The Company did not include such shares in the 1998 period as the inclusion would have been anti-dilutive.

Liquidity and Capital Resources

The Company had $61,779,000 in cash and marketable securities as of July 4, 1999. Included in this amount were cash and cash equivalents of $34,614,000, short-term investments of $20,424,000 and restricted cash of $6,741,000.   The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities.
Page 14 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Cash and marketable securities (both short-term and restricted cash) increased $7,436,000 from January 3, 1999 to July 4, 1999.  The primary components of the favorable impact on cash flow was net income (net of depreciation and amortization and other non-cash charges) for the six months of $8,743,000 and stock option exercises of $2,540,000.  The major uses of funds was due to the build-up of inventory of $1,517,000, repayments on the capital lease and note payable totaling $1,174,000 and the purchase of Treasury Stock of $950,000.

Inventories at July 4, 1999 increased $1,517,000 from January 3, 1999, primarily due to the building of raw material levels to meet current manufacturing demand and to ensure an adequate supply of key ingredients.

In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, or to return or purchase the equipment.   In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment.  In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively.  These amounts have been refinanced as a capital lease obligation under the lease agreement for a three-year period.  The lease is collateralized by $3,748,000 in a standby letter of credit which is in turn collateralized by AAA rated securities owned by the Company.  Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit.  In addition, the Company completed a U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000.  All borrowings must be secured by approved accounts receivable and finished goods inventories.  There have been no advances made against this line through the date of this report.

On July 14, 1997, the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer Inc ("Pfizer").  As part of the agreement, the Company has obtained from Pfizer a credit line of up to $10,000,000 to continue the development of EVACETTM.  To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. Pfizer at its option may elect to receive payment in the form of shares of Common Stock. At the end of the second quarter of 1999, there were no borrowings under this facility.

The Company has a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility.  The principal balance outstanding at July 4, 1999 is $732,000.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At July 22, 1999, this investor has reported total holdings of approximately 24.01% of the Company's outstanding shares of Common Stock.

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
Page 15 of 19
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

The first category involves the traditional management information systems that include computers, telecommunication devices, application software, operating system software, and related peripherals.  Due to the fact that the majority of the Systems installed and in use at the Company are new and utilize current technologies the effort and expense to bring these Systems into Y2K compliance will not be material.  Overall estimated costs for Systems remediation is expected to be less than $100,000.  A portion of this estimate, $50,000, is for the replacement or upgrade of components that are, or would have been, included in 1999 and 2000 capital budgets but have been accelerated due to the Y2K issue.   Roughly one third of the estimated $100,000 expense has already been expended to make the required hardware and software upgrades.  The remaining Systems will be brought into compliance during the third quarter of 1999.

The second category involves manufacturing and facility systems including machines and devices used to manufacture, store, and test the Company's product.  It also includes the systems that control and monitor the Company's facilities such as HVAC, fire suppression, and elevators.  Equipment used in the manufacture and storage of product has been reviewed with regard to Y2K readiness.  Again, because of the absence of older legacy systems, a minimal amount of effort was required to make these systems compliant. Of the systems reviewed, 98% were found to be compliant with no remedial actions required. The cost associated with bringing non-compliant equipment up to standard was less than $30,000.

The third category involves research systems including computer-controlled devices, calibration equipment, and similar instruments.  Review of Research & Development equipment found the majority of the computers and laboratory equipment to be Y2K compliant.  The cost of replacing non-Y2K ready equipment was $30,000 and has been completed.

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
Page 16 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Compliance (continued)

Based on the assessment of its Systems, the Company believes that the costs of addressing the Y2K issue will be less than $200,000.  Also based on the assessment of its Systems, the Company believes that it has minimized the potential for disruption of its business because of the Y2K event.  However, if key third parties such as suppliers and customers are not Y2K ready, such problems could have a material adverse impact on the Company's business.  To minimize the impact of supplier product shortages that may result, the Company plans to have sufficient supplies on hand to meet its production requirements.  The Company will also encourage its customers to have an adequate supply of ABELCET® on hand to meet their anticipated needs.

Certain Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies regarding EVACETTM, TLC ELL-12 and other oncology products in the Company's research pipeline, (ii) the ability of ABELCET® to maintain its position as the leading lipid-based formulation of amphotericin B in the U.S., (iii) the likelihood of future domestic and international regulatory approvals for EVACETTM or any other product in the research pipeline, (iv) possible new licensing or contract manufacturing agreements, (v) future product revenues from ABELCET®, EVACETTM or any other product in the research pipeline, (vi) the future uses of capital, and financial needs of the Company, (vii) manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility and (viii) resolution of Year 2000 computer issues.  While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.  In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and financial statements and their accompanying footnotes in this Report, as well as the Company's 1998 Form 10-K and from time-to-time the Company's other filings with the Securities and Exchange Commission.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET® is still ongoing and the ultimate rate of sales of ABELCET ® is uncertain; (b) the Company's other products are in development and have not yet received regulatory approvals for sale, and it is difficult to predict if and when such approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products; (e) risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (f) uncertainty that key customers, vendors and suppliers of the Company will be Y2K compliant; (g) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (h) the Company has incurred annual losses in each prior year since its inception and there can be no assurance of profitability in any future annual period.
Page 17 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

PART II -    OTHER INFORMATION

ITEM 1.      Legal Proceedings

The Company is a party in an adversarial proceeding filed in the United States Bankruptcy Court in Delaware by a chapter 7 bankruptcy trustee for the estate of the FoxMeyer Corporation, et al.  The complaint seeks to avoid and recover purported preferential transfers pursuant to 11 U.S.C. Sec. 547 and Sec. 550 from the Company in the amount of $2.3 million.  The Company believes it has meritorious defenses regarding this claim.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders

(a)         An annual meeting of stockholders of the Company was held on May 20, 1999.

(c)         All members of the Board of Directors were re-elected at the annual meeting.  The following votes were cast for and withheld from each nominee:

	For	Withheld
Charles A. Baker	36,433,547	541,850
James G. Andress	36,433,786	541,611
Morton Collins	36,433,786	541,611
Stuart F. Feiner	36,433,786	541,611
Robert F. Hendrickson	36,433,786	541,611
Bengt Samuelsson	36,433,786	541,611
Joseph T. Stewart	36,433,786	541,611
Gerald Weissman	36,433,786	541,611
Horst Witzel	36,433,786	541,611

The proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 60 million to 120 million was approved by a vote of 32,606,955 affirmative votes and 4,209,143 negative votes, with 159,299 shares abstaining.

The appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) as the Company's independent accountants for the fiscal year ending January 2, 2000 was ratified by a vote of 36,854,274 affirmative votes and 54,550 negative votes, with 66,573 shares abstaining.

ITEM 6.      Exhibits and Reports on Form 8K

(a)  Exhibits

     27     Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter for which this report on Form 10-Q is filed, no reports on Form 8-K have been filed.
Page 18 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 30, 1999

THE LIPOSOME COMPANY, INC.

  By:/s/ Charles A. Baker

     Charles A. Baker

     Chairman of the Board and

     Chief Executive Officer

  By:/s/ Lawrence R. Hoffman

     Lawrence R. Hoffman

     Vice President and

     Chief Financial Officer

Page 19 of 19
THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 30, 1999
THE LIPOSOME COMPANY, INC. By: Charles A. Baker Chairman of the Board and Chief Executive Officer By: Lawrence R. Hoffman Vice President and Chief Financial Officer
Page 19 of 19