Form 10-Q
period 1999-10-03
LIPOSOME CO INC
filed 1999-11-05
CIK 786557

S E C U R I T I E S A N D E X C H A N G E C O M M I S ;S I O N Washington, D. C. 20549 FORM 10-Q Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended October 3, 1999	Commission file number 0-14887
T H E L I P O S O M E C O M P A N Y, I N C. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	22-2370691 (IRS Employer Identification No.)
One Research Way, Princeton Forrestal Center, Princeton, N.J. 08540 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code:	(609) 452-7060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:
Class Common Stock, $.01 par value	October 26, 1999 39,156,861

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
PAGE NO.
Part I. FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Consolidated Balance Sheets as of October 3, 1999 and January 3, 1999	3
Consolidated Statements of Operations For the Three and Nine Month Periods Ending October 3, 1999 and September 27, 1998	4
Consolidated Statements of Cash Flows for the Nine Month Periods Ending October 3, 1999 and September 27, 1998	5
Notes to Consolidated Financial Statements	6-9
ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	10-18
Part II. OTHER INFORMATION	19
Signatures	20
*********************************************************
Note concerning trademarks:	Certain names mentioned in this report are trademarks owned by The Liposome Company, Inc. or its affiliates or licensees. ABELCET® is a registered trademark of The Liposome Company, Inc.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
ASSETS
Current assets:	10/3/99	1/3/99
Cash and cash equivalents	$ 17,983	$ 8,074
Short-term investments	44,403	34,339
Accounts receivable, net of allowance for doubtful accounts ($789 for 1999, $579 for 1998)	4,183	5,340
Inventories	7,185	5,566
Prepaid expenses	784	1,266
Other current assets	560	560
Total current assets	75,098	55,145

Property, plant and equipment, net	20,786	23,165
Restricted cash	5,522	11,930
Intangibles, net	306	334
Total assets	$101,712	$ 90,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,983	$ 3,991
Accrued expenses and other current liabilities	8,031	7,357
Current obligations under capital leases	2,234	2,093
Current obligations under note payable	--	303
Total current liabilities	14,248	13,744

Long-term obligations under capital leases	2,816	4,509
Long-term obligations under note payable	--	580
Total liabilities	17,064	18,833
Commitments and contingencies
Stockholders' equity:
Capital stock:
Common Stock, par value $.0l; 120,000 shares authorized; 39,076 and 38,327 shares issued and outstanding	392	383
Additional paid-in capital	270,626	265,254
Treasury Stock at cost	(950)	--
Accumulated other comprehensive loss	(163)	(366)
Accumulated deficit	(185,257)	(193,530)
Total stockholders' equity	84,648	71,741

Total liabilities and stockholders' equity	$101,712	$ 90,574

See accompanying notes.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands except per share data) (Unaudited)
	Three Months Ended		Nine Months Ended
	10/3/99	9/27/98	10/3/99	9/27/98
Product sales	$ 21,801	$ 17,638	$ 63,060	$ 52,885
Interest, investment and other income	1,615	1,009	4,788	3,081
Total revenues	23,416	18,647	67,848	55,966
Cost of goods sold	5,069	5,220	14,855	15,243
Research and development expense	7,063	5,520	20,084	21,293
Selling, general and administrative expense	7,760	8,027	23,894	25,063
Interest expense	133	188	442	599
Total expenses	20,025	18,955	59,275	62,198
Income/(loss)before taxes	$ 3,391	$ (308)	$ 8,573	$ (6,232)
Provision for income taxes	300	--	300	--
Net income/(loss)	$ 3,091	$ (308)	$ 8,273	$ (6,232)
Net income/(loss) per share (basic)	$ 0.08	$ (0.01)	$ 0.21	$ (0.16)
Net income/(loss) per share (diluted)	$ 0.08	$ (0.01)	$ 0.21	$ (0.16)
Weighted average number of shares outstanding (basic)	38,958	38,050	38,648	37,963
Weighted average number of shares outstanding (diluted)	40,587	38,050	40,203	37,963

See accompanying notes.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
Nine Months Ended
10/3/99		9/27/98
Cash flows from operating activities:
Net income/(loss)	$ 8,273	$(6,232)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,137	4,529
Provision for bad debts	210	302
Other	2,131	1,721
Changes in assets and liabilities
Accounts receivable	947	442
Inventories	(1,619)	5,223
Prepaid expenses	482	86
Other current assets	--	(347)
Accounts payable	(8)	(416)
Accrued expenses and other current liabilities	674	1,033

Net cash provided by operating activities	14,227	6,341
Cash flows from investing activities:
Purchases of short- and long-term investments	(41,144)	(8,315)
Sales of short- and long-term investments	30,818	13,694
Restricted cash	6,408	--
Purchases of property, plant and equipment	(1,256)	(1,288)

Net cash (used)/provided by investing activities	(5,174)	4,091
Cash flows from financing activities:
Exercises of stock options	3,776	63
Purchase of Treasury Stock	(950)	--
Principal payments under note payable	(883)	(227)
Principal payments under capital lease obligations	(1,552)	(1,424)

Net cash provided/(used) by financing activities	391	(1,588)

Effects of exchange rate changes on cash	465	80

Net increase in cash and cash equivalents	9,909	8,924

Cash and cash equivalents at beginning of the period	8,074	15,236

Cash and cash equivalents at end of the period	$ 17,983	$ 24,160

See accompanying notes.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The information presented at October 3, 1999, and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented.  The January 3, 1999 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 3, 1999, which were included as part of the Company's Annual Report on Form 10-K.  Certain reclassifications may have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

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

Below is summary of the shares used in calculating basic and diluted earnings per share.
Three Months Ended
10/3/99		9/27/98
Weighted average number of shares of common stock outstanding	38,958,000	38,050,000
Dilutive stock options and warrants	1,629,000	--
Shares used in calculating diluted earnings per share	40,587,000	38,050,000
Nine Months Ended
10/3/99		9/27/98
Weighted average number of shares of common stock outstanding	38,648,000	37,963,000
Dilutive stock options and warrants	1,555,000	--

Shares used in calculating diluted earnings per share	40,203,000	37,963,000

Weighted average number of shares of common stock outstanding for the three and nine month periods ended October 3, 1999 and September 27, 1998, increased by 908,000 and 685,000 shares, respectively.  The increases are primarily due to the impact of the exercises of stock options, issuance of restricted stock, 401(K) contributions, partially offset by the purchase of treasury stock.

On April 23, 1997, the Company issued 1,000,000 shares at $20.875 per share to a private investor for cash of $20,875,000.  At October 26, 1999, this investor has reported total holdings of approximately 22.85% of the Company's outstanding Common Stock.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.  Common Stock Outstanding and Per Share Information (continued)

Options and warrants to purchase 5,238,493 shares of Common Stock at a range of $1.19 to $27.63 per share were outstanding at October 3, 1999.  These options and warrants expire on various dates from November 30, 1999 to September 27, 2009.  Options and warrants to purchase 260,250 and 265,250 of shares of common stock were excluded from the diluted earnings per share calculation for the three and nine month periods ended October 3, 1999 respectively, as their effect would have been anti-dilutive.

Common Stock equivalents were not included in the computation of diluted earnings per share for the prior year period ended September 27, 1998 because the effect would be anti-dilutive to the net loss.

3.  Comprehensive Income

The following table details "Comprehensive Income" as defined in Statement of Financial Standards ("SFAS") No. 130 for the three and nine month periods ended October 3, 1999 and September 27, 1998.
	Three Months Ended
	10/3/99	9/27/98
Net income/(loss)	$ 3,091	$ (308)
Other comprehensive income/(expenses):
Net unrealized investment (loss)/gain	(30)	1
Foreign currency translation adjustment	267	186
Comprehensive net income/(loss)	$ 3,328	$ (121)

	Nine Months Ended
	10/3/99	9/27/98
Net income/(loss)	$ 8,273	$ (6,232)
Other comprehensive income/(expenses):
Net unrealized investment (loss)/gain	(262)	98
Foreign currency translation adjustment	465	80
Comprehensive net income/(loss)	$ 8,476	$ (6,054)

4.  Inventories

Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis.  The components of inventories are as follows:
	October 3, 1999	January 3, 1999
Finished goods	$3,627,000	$2,710,000
Work in process	487,000	1,271,000
Raw materials	2,832,000	1,374,000
Supplies	239,000	211,000
	$7,185,000	$5,566,000

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  Supplemental Disclosure of Cash Flow Information
	Nine Months Ended:
	10/3/99	9/27/98

Cash paid during the year for interest	$481,000	$654,000

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

7.  Geographic Segment Data

The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe and Canada).  Financial data (in thousands of dollars) for the three and nine months of 1999 and 1998 is as follows:
1999:
Three Months Ended October 3, 1999
	Domestic	International	Total
Sales to unaffiliated customers	$ 17,823	$ 3,978	$ 21,801
Interest, investment and other income/(expense).	1,720	(105)	1,615

Total revenue	$ 19,543	$ 3,873_	$ 23,416

Net income	$ 3,091	$ --	$ 3,091
Nine Months Ended October 3, 1999
	Domestic	International	Total
Sales to unaffiliated customers	$ 50,906	$ 12,154	$ 63,060
Interest, investment and other income/(expense).	4,992	(204)	4,788

Total revenue	$ 55,898	$ 11,950	$ 67,848

Net income/(loss)	$ 8,747	$ (474)	$ 8,273

Identifiable assets at October 3, 1999	$ 96,739	$ 4,973	$101,712

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1998:
Three Months Ended September 27, 1998
	Domestic	International	Total
Sales to unaffiliated customers	$ 14,361	$ 3,277	$ 17,638
Interest, investment and other income	1,000	9	1,009

Total revenue	$ 15,361	$ 3,286	$ 18,647

Net loss	$ (214)	$ (94)	$ (308)
Nine Months Ended September 27, 1998
	Domestic	International	Total
Sales to unaffiliated customers	$ 42,555	$ 10,330	$ 52,885
Interest, investment and other income	3,068	13	3,081

Total revenue	$ 45,623	$ 10,343	$ 55,966

Net loss	$ (4,336)	$ (1,896)	$ (6,232)

Identifiable assets at September 27, 1998	$ 81,603	$ 4,930	$ 86,533

8.  Major Customer Revenue Data

In the United States, the Company sells ABELCET® primarily to national and regional wholesalers who in turn re-sell the product to hospitals and other service providers.  Internationally, sales are primarily made directly to marketing partners pursuant to marketing/distribution agreements with the Company who then re-sell the product to hospitals.

For the nine months ended October 3, 1999 and September 27, 1998 sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any period were as follows:

	Nine Months Ended
	October 3, 1999	September 27, 1998
Customer A	21%	21%
Customer B	21%	23%
Customer C	13%	15%
Customer D	13%	13%
Customer E	10%	8%

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements.  The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Risk Factors."  All period references are to the Company's three and nine month periods ended October 3, 1999 and September 27, 1998 and the fiscal year ended January 3, 1999, unless otherwise indicated.  All per share amounts are presented on a diluted basis unless otherwise stated.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's 1998 Form 10-K and from time-to-time the Company's other filings with the Securities and Exchange Commission.

Overview

The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and lipid-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET® (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 24 foreign markets and is the subject of marketing application filings in several other countries.  In the United States, ABELCET® has been approved for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy.  International approvals have been received for primary and/or refractory treatment of these infections.  Currently all product sales are derived from ABELCET®.

The Company markets ABELCET® in the U.S. and Canada, with its own sales force.  For other countries, the Company's general strategy is to market ABELCET® through marketing partners.  Specific marketing partnerships are determined on a country-by-country basis.  In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received. On August 31, 1999, the Company received approval from the U.S. Food and Drug Administration ("FDA") for a new vial size of ABELCET®, which was launched in late September 1999. The ABELCET® 50 milligram size is also available in the UK and Spain, with additional approvals forthcoming. Previously, ABELCET® was only available in the 100-milligram vial size. The 50 milligram size is expected to provide economies in dosing for hospitals, particularly for pediatric patients.

The Company is developing EVACETTM (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. Three Phase III clinical studies of EVACETTM have been completed by the Company. The Company filed a New Drug Application ("NDA") for EVACETTM with the FDA in December 1998. The Company has also filed for marketing clearance of EVACETTM in the European Union and Canada in June 1999 and July 1999, respectively. On September 16, 1999, the Oncologic Drugs Advisory Committee ("ODAC") to the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for EVACETTM for the first-line treatment of metastatic breast cancer in combination with cyclophosphamide. After consulting with the FDA, the Company, on October 14, 1999, announced that it was withdrawing its original NDA for EVACETTM. The Company plans a resubmission of the NDA by the end of this year and will address the issues raised by the ODAC panel.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (continued)

On October 20, 1999, The Liposome Company's Board of Directors enlarged the Board from 9 to 10 Directors and elected Kenneth E. Johns, Jr. to fill the open position. Mr. Johns is engaged in the private practice of law in Dallas, Texas and is a Special Assistant to the President of Ross Financial Corporation. Ross Financial Corporation is the holder of approximately 22.85% of the Company's stock.

During August 1999, the Company announced it had entered into clinical trial collaborations with Bristol-Myers Squibb ("BMS") and Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPRP"). The clinical trial with RPRP is designed to evaluate the safety of EVACETTM in combination with Taxotere® (docetaxel) for the treatment of metastatic breast cancer. The clinical trial collaboration with BMS is designed to evaluate the safety of EVACETTM in combination with Taxol® (paclitaxel) for the treatment of patients with metastatic breast cancer.

On October 27, 1998 the Company announced that the FDA had cleared its Investigational New Drug application for TLC ELL-12 (liposomal ether lipid).  A Phase I clinical trial has been designed to enroll adult patients with advanced solid tumors.  Patient enrollment for this trial commenced in February 1999.

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

Results of Operations

Revenues

  Three Months Ended October 3, 1999:

Total revenues for the three months ended October 3, 1999 were $23,416,000 an increase of $4,769,000 or 25.6% compared to $18,647,000 for the quarter ended September 27, 1998.  The primary components of revenues for the Company are product sales of ABELCET® and interest, investment and other income.

Net product sales of ABELCET® for the third quarter ended October 3, 1999 were $21,801,000 compared to $17,638,000 for the third quarter of 1998.  The sales increase of $4,163,000 or 23.6%, is due primarily to higher U.S. and international sales volume.  Unit shipments of ABELCET® worldwide increased by 20.3% over the comparable prior year period.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Domestic sales in the third quarter of 1999 were $17,823,000, an increase of $3,462,000 or 24.1% from the comparable prior year period, while unit shipments increased 21.9%. The strong growth is due to the continued market penetration resulting from the successful impact of the tiered pricing program and expansion into the generic amphotericin B marketplace as patients use more drug and are treated for longer periods of time. Based on the latest independent market data available, ABELCET® continues to hold the largest share of the lipid based amphotericin B products sold in the U.S. During 1997, the Company instituted a tiered pricing program by offering discounts to high volume purchasers.  The price reduction is affected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals.  The Company provides a reserve for the impact on sales for rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve. The provision for the three months ended October 3, 1999 was approximately $9,100,000. During September 1999, the Company received FDA marketing clearance and launched a new ABELCET® vial size (50 milligram), which contributed to the U.S. sales increase. The Company expects that this new vial size will encourage more cost-effective utilization of ABELCET® and increase penetration into the market, particularly for pediatric patients.

International product sales were $3,978,000 in the third quarter of 1999 versus $3,277,000 in the third quarter of 1998, an increase of $701,000 or 21.4%, while unit volume increased by 14.4%.  The increase in revenue is primarily due to ABELCET® sales growth in Canada, Australia and Turkey.

Interest, investment and other income for the three months ended October 3, 1999 and September 27, 1998 were $1,615,000 and $1,009,000, respectively.  The increase of $606,000 or 60.1% is primarily due to higher cash balances available for investment during the third quarter of 1999 and the realization of revenues from contract manufacturing activities which were initiated during 1999.

  Nine Months Ended October 3, 1999:

Total revenues for the nine months ended October 3, 1999 were $67,848,000 an increase of $11,882,000 or 21.2% compared to $55,966,000 for the nine months ended September 27, 1998.  The primary components of revenues for the Company are product sales of ABELCET® and interest, investment and other income.

Net product sales of ABELCET® for the nine months ended October 3, 1999 were $63,060,000 compared to $52,885,000 for the nine months of 1998.  The sales increase of $10,175,000 or 19.2%, is primarily due to higher U.S. and international sales volume.  Unit shipments of ABELCET® worldwide increased by 22.2% over the comparable prior year period.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Domestic sales in the nine months of 1999 were $50,906,000, an increase of $8,351,000 or 19.6% from the comparable prior year period, while unit shipments increased 21.1%. The strong growth is due to the continued market penetration resulting from the successful impact of the tiered pricing program and expansion into the generic amphotericin B marketplace as patients use more drug and are treated for longer periods of time. Based on the latest independent market data available, ABELCET® continues to hold the largest share of the lipid based amphotericin B products sold in the U.S. During 1997, the Company instituted a tiered pricing program (as previously discussed with respect to the three months ended October 3, 1999). The Company provides a reserve for the impact on sales for rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve. The provision for the nine months ended October 3, 1999 was approximately $28,660,000. During September 1999, the Company received FDA marketing clearance and launched a new ABELCET® vial size (50 milligram), which contributed to the U.S. sales increase. The Company expects that this new vial size will encourage more cost-effective utilization of ABELCET® and increase penetration into the market, particularly for pediatric patients.

International product sales were $12,154,000 in the nine months of 1999 versus $10,330,000 in the comparable prior year period, an increase of $1,824,000 or 17.7%.  The increase is primarily due to ABELCET® sales growth in Canada, Europe and Australia.  While international sales revenues increased by 17.7%, unit volume increased by 26.7%.  The principal reason for this difference is the shift of sales from end users (direct distribution) to marketing partners.

Interest, investment and other income for the nine months ended October 3, 1999 and September 27, 1998 were $4,788,000 and $3,081,000, respectively.  The increase of $1,707,000 or 55.4% is primarily due to the realization of revenues from contract manufacturing activities during 1999, receipt of payments from Gilead Sciences, Inc. ("Gilead") (formerly NeXstar Pharmaceuticals, Inc.) as part of the settlement of patent litigation and the availability of higher cash balances for investment during the nine month period.

Expenses

-  Three Months Ended October 3, 1999:

The components of total expenses for the three months ended October 3, 1999 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the quarter ended October 3, 1999 were $20,025,000, an increase of $1,070,000 from the comparable prior year period.

Cost of goods sold for the quarter ended October 3, 1999 was $5,069,000 or $151,000 lower than the comparable prior year period.  The decrease is attributable to lower production costs for ABELCET® resulting from manufacturing efficiencies at the Indianapolis manufacturing facility, improved yields due to the implementation of certain process enhancements and lower unit overhead absorption related to the contract manufacturing business.  Partially offsetting the reduction in cost of goods is the impact of higher sales unit volume.  Gross margin in the 1999 period was 76.7% compared to 70.4% in the 1998 period, an improvement of 6.3 percentage points.  This improvement is due to the manufacturing efficiencies discussed above.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Research and development expense was $7,063,000 for the third quarter of 1999, compared to $5,520,000 for the prior year period. The increase of $1,543,000 or 28.0% is primarily due to costs associated with the preparation for the ODAC meeting for EVACETTM in September and increased research and development activity for other projects in the Company's developmental pipeline.

Selling, general and administrative expenses for the quarter ended October 3, 1999 were $7,760,000 compared to $8,027,000 in the 1998 period.  The primary reason for the decrease is due to the lower depreciation and insurance charges in the 1999 quarter, partially offset by costs associated with pre-launch marketing and planning expenses related to EVACETTM during the third quarter of 1999.

Interest expense was $133,000 in the third quarter of 1999 and $188,000 in the third quarter of 1998.  Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment. The decrease is related to the payoff of the mortgage on the Indianapolis land and building as well as the overall reduction in the debt outstanding on capital leases.

-  Nine Months Ended October 3, 1999:

The components of total expenses for the nine months ended October 3, 1999 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the nine months ended October 3, 1999 were $59,275,000, a decrease of $2,923,000 from the comparable prior year period.

Cost of goods sold for the nine months ended October 3, 1999 was $14,855,000 or $388,000 lower than the comparable prior year period.  The decrease is attributable to lower production costs for ABELCET® resulting from manufacturing efficiencies at the Indianapolis facility, improved yields due to the implementation of certain process enhancements and lower unit overhead absorption related to the contract manufacturing business.  Partially offsetting the reduction in the cost of goods is the impact of higher sales unit volume.  Gross margin in the 1999 period was 76.4% compared to 71.2% in the 1998 period, an improvement of 5.2 percentage points.  This improvement is due to the manufacturing efficiencies discussed above.

Research and development expense was $20,084,000 for the nine months of 1999, compared to $21,293,000 for the prior year period. The reduction of $1,209,000 or 5.7% is primarily due to the completion of the Phase III clinical trials of EVACETTM for which the Company filed a NDA with the FDA in December 1998, partially offset by increased research and development activity for other projects in the Company's developmental pipeline and costs associated with the preparation for the ODAC meeting for EVACETTM in September.

Selling, general and administrative expenses for the nine months ended October 3, 1999 were $23,894,000 compared to $25,063,000 in 1998 period.  The primary reason for the decrease of $1,169,000 is due to the shift in European selling and marketing activities to marketing partners and the resulting reduction of international selling and marketing costs, partially offset by costs associated with pre-launch marketing and planning expenses for EVACETTM.

Interest expense was $442,000 in the nine months of 1999 and $599,000 in the comparable 1998 period.  Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment. The decrease is primarily related to the payoff of the mortgage on the Indianapolis land and building in the third quarter of 1999 as well as the overall reduction in the debt outstanding on capital leases.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Tax Provision

During the third quarter of 1999, the Company recorded a provision for taxes of $300,000 resulting from the application of the Federal Alternative Minimum Tax ("AMT") rules and Statement of Financial Standards No.109, Accounting for Income Taxes. Under AMT regulations, the Company's net operating losses cannot be fully utilized to offset the tax liability.

Net Income/ (Loss) and Net Income/ (Loss) per Share

Net income for the third quarter of 1999 was $3,091,000 or $0.08 per share (basic & diluted) compared to a net loss of ($308,000) or ($0.01) per share (basic and diluted) for the third quarter of 1998. Net income for the nine months ended October 3, 1999 was $8,273,000 or $0.21 per share (basic & diluted) compared to a net loss of ($6,232,000) or ($0.16) per share (basic and diluted) for the nine months ended September 27, 1998.  The number of shares of Common Stock used in 1999 included contingently issuable shares since the Company reported a net income in this period.  The Company did not include such shares in the 1998 period as the inclusion would have been anti-dilutive.

Liquidity and Capital Resources

The Company had $67,908,000 in cash, restricted cash and marketable securities as of October 3, 1999. Included in this amount were cash and cash equivalents of $17,983,000, short-term investments of $44,403,000 and restricted cash of $5,522,000.  The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities.

Cash and marketable securities (both short-term and restricted cash) increased $13,565,000 from January 3, 1999 to October 3, 1999.  The primary components of the favorable impact on cash flow for the nine months was net income (net of depreciation, amortization and other non-cash charges) of $13,541,000 and stock option exercises of $3,776,000. The major uses of funds were payments on the capital lease, payoff of the note payable totaling $2,435,000 and the buildup of inventory of $1,619,000.

Inventories at October 3, 1999 increased $1,619,000 from January 3, 1999, primarily due to the building of raw material levels to meet current manufacturing demand and to ensure an adequate supply of key ingredients.

In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, or to return or purchase the equipment.  In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment.  In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively.  These amounts have been refinanced as a capital lease obligation under the lease agreement for a three-year period.  The lease is collateralized by $3,748,000 in a standby letter of credit which is in turn collateralized by AAA rated securities owned by the Company.  Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit.  In addition, the Company completed an U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000.  All borrowings must be secured by approved accounts receivable and finished goods inventories.  There have been no advances made against this line through the date of this report.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

On July 14, 1997, the Company reacquired all development, manufacturing and marketing rights to EVACETTM from Pfizer Inc ("Pfizer").  As part of the agreement, the Company has obtained from Pfizer a credit line of up to $10,000,000 to continue the development of EVACETTM.  To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. Pfizer at its option may elect to receive payment in the form of shares of Common Stock. At the end of the third quarter of 1999, there were no borrowings under this facility.

The Company had a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility.  The Company paid off the remaining principal balance and interest in the third quarter of 1999.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At October 26, 1999, this investor has reported total holdings of approximately 22.85% of the Company's outstanding shares of Common Stock.

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

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

The first category involves the traditional management information systems that include computers, telecommunication devices, application software, operating system software, and related peripherals. Due to the fact that the majority of the Systems installed and in use at the Company are new and utilize current technologies, the effort and expense to bring these Systems into Y2K compliance will not be material. Overall estimated costs for Systems remediation is expected to be less than $100,000. A portion of this estimate, $50,000, is for the replacement or upgrade of components that are, or would have been, included in 1999 and 2000 capital budgets but have been accelerated due to the Y2K issue. Approximately two thirds of the estimated $100,000 cost has already been expended to make the required hardware and software upgrades. All remaining tasks will be completed during the fourth quarter.

The second category involves manufacturing and facility systems including machines and devices used to manufacture, store, and test the Company's product.  It also includes the systems that control and monitor the Company's facilities such as HVAC, fire suppression, and elevators.  Equipment used in the manufacture and storage of product has been reviewed with regard to Y2K readiness.  Again, because of the absence of older legacy systems, a minimal amount of effort was required to make these systems compliant. Of the systems reviewed, substantially all were found to be compliant with no remedial actions required. The cost associated with bringing non- compliant equipment up to standard was less than $30,000.

The third category involves research systems including computer-controlled devices, calibration equipment, and similar instruments.  A review of the research systems equipment found the majority of the computers and laboratory equipment to be Y2K compliant.  The cost of replacing non-Y2K ready equipment was $30,000 and has been completed.

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

Based on the assessment of its Systems, the Company believes that the costs of addressing the Y2K issue will be less than $200,000.  Also based on the assessment of its Systems, the Company believes that it has minimized the potential for disruption of its business because of the Y2K event.  System tests simulating the spanning of critical Y2K dates did not reveal any date transition problems. Additionally, personnel will be onsite on January 1, 2000 in order to test the equipment and make certain that there are no unanticipated disruptions with the systems or service. Disaster recovery preparations have also been broadened to include redundant computer file servers and other network equipment. However, if key third parties such as suppliers and customers are not Y2K ready, such problems could have a material adverse impact on the Company's business.  To minimize the impact of supplier product shortages that may result, the Company plans to have sufficient supplies on hand to meet its production requirements.  The Company will also ensure that its customers have an adequate supply of ABELCET® on hand to meet anticipated needs.

THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.  Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies regarding EVACETTM, TLC ELL-12 and other oncology products in the Company's research pipeline, (ii) the ability of ABELCET® to maintain its position as the leading lipid-based formulation of amphotericin B in the U.S., (iii) the likelihood of future domestic and international regulatory approvals for EVACETTM or any other product in the research pipeline, (iv) possible new licensing or contract manufacturing agreements, (v) future product revenues from ABELCET®, EVACETTM or any other product in the research pipeline, (vi) the future uses of capital, and financial needs of the Company, (vii) manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility and (viii) resolution of Year 2000 computer issues.  While the Company, based on management's current beliefs and judgment, makes these statements, they are subject to risks and uncertainties that could cause actual results to vary.  In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and financial statements and their accompanying footnotes in this Report, as well as the Company's 1998 Form 10-K including the risk factors identified therein and from time-to-time the Company's other filings with the Securities and Exchange Commission.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET®

is still ongoing and the ultimate rate of sales of ABELCET® is uncertain; (b) the Company's other products are in development and have not yet received regulatory approval for sale, and it is difficult to predict if and when such approvals will be received and, if approved, whether the products can be successfully developed, manufactured and marketed; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products; (e) risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations may adversely affect the Company's foreign operations; (f) uncertainty that key customers, vendors and suppliers of the Company will be Y2K compliant; (g) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (h) the Company has incurred annual losses in each prior year since its inception and there can be no assurance of profitability in any future annual period.

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

DATE: November 3, 1999

THE LIPOSOME COMPANY, INC.

  By:/s/ Charles A. Baker

     Charles A. Baker

     Chairman of the Board and

     Chief Executive Officer

  By:/s/ Lawrence R. Hoffman

     Lawrence R. Hoffman

     Vice President and

     Chief Financial Officer