Form 10-K
period 2000-01-02
LIPOSOME CO INC
filed 2000-03-28
CIK 786557

8






               S E C U R I T I E S   A N D   E X C H A N G E
                            C O M M I S S I O N

                         Washington, D. C.  20549

                              F O R M   10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended January 2, 2000
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

      Common Stock, $.0l Par Value; Preferred Stock Purchase Rights; Depositary Shares each representing 1/10 of a share of Registrant's
                                 Series A
           Cumulative Convertible Exchangeable Preferred Stock;
          Series A Cumulative Convertible Exchangeable Preferred
                      Stock,  $.01 Par Value
                             (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000, was approximately $378,893,223 based upon the last reported sales price of the registrant's Common Stock on the NASDAQ National Market.

At February 29, 2000 there were 39,471,893 shares of the Registrant's Common Stock outstanding.

The Exhibit Index appears on pages 60-61.



                        THE LIPOSOME COMPANY, INC.
                      1999 ANNUAL REPORT - FORM 10-K


                             TABLE OF CONTENTS

ITEM NO.                                                    PAGE

Part I                                                        4

  1. Business                                                 4
      Overview/Merger/Business Strategy                       4
      Product Development                                     6
      Manufacturing                                          10
      Marketing Strategy                                     10
      Credit and Working Capital Practices                   11
      Human Resources                                        11
      Patents and Proprietary Technology                     11
      Governmental Regulation                                12
      Competition                                            13
      Additional Risk Factors                                13
  2. Properties                                              16
  3. Legal Proceedings                                       16
  4. Submission of Matters to a Vote of Security Holders     16


Part II                                                      17

  5. Market for Registrant's Common Equity and Related
      Stockholder Matters                                    17
  6. Selected Financial Data                                 18
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    19
  7a.                                                  Quantitative and
Qualitative Disclosures About
      Market Risk                                            27
  8. Financial Statements and Supplementary Data             27
  9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                    27

Part III                                                     27

 10. Directors and Executive Officers of the Registrant      27
 11. Executive Compensation                                  31
 12. Security Ownership of Certain Beneficial Owners
      And Management                                         35
 13. Certain Relationships and Related Transactions          36


Part IV                                                      36

 14. Exhibits, Financial Statement Schedules and Reports on
      Form 8-K                                               36

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

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results and events may vary significantly from those discussed in the forward-looking statements. These forward-looking statements are made as of the date of this annual report, and we assume no obligation to update them or to explain the reasons why actual results may differ. In light of these assumptions, risks and uncertainties, the forward-looking events discussed in this annual report may not occur.

PART I

Item l.  Business

OVERVIEW/MERGER WITH ELAN CORPORATION, plc/BUSINESS STRATEGY

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

On March 6, 2000 the Company announced that it entered into a definitive merger agreement under which Elan Corporation, plc ("Elan") will acquire the Company. Under the terms of the agreement, Elan will acquire all of the Company's outstanding stock in a tax-free, stock-for-stock transaction. The Company's shareholders will receive 0.3850 of an Elan ADR for each share of Company Common Stock. Based on the closing price on March 3, 2000 of $39.6875, the transaction has a value of $15.28 per Company share and an aggregate value of approximately $575 million, including options and warrants and adjusting for net cash on the Company's balance sheet and before the contingent payment described below. Elan may make a cash payment to Company shareholders of up to $98 million, contingent partly on the approval of EVACET for the European Union, and partly on EVACET reaching certain sales milestones outside the U.S. Elan has also entered into an agreement with Ross Financial Corporation, the
Company's major shareholder, to vote in favor of the transaction. The transaction is subject to regulatory and the Company's shareholder approvals and is expected to close in the second quarter of 2000.

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

   During 1999, the Company marketed ABELCET in the U.S. and Canada with its own sales force. For other countries, the Company's strategy is to market ABELCET through marketing alliances. Specific marketing alliances are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

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

  The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: bromotaxane (a hydrophobic derivative of paclitaxel), which has shown anticancer activity in several experimental models;
ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis), certain of which the Company has identified as displaying anticancer activity; and fusogenic liposomes (liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

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

   Following the results of the VENTUS clinical trial, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this strategy, the Company restructured its operations to reflect ongoing operating realities and to focus the organization on the development and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in the second quarter of 1997.

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

   In July and August 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. ("NeXstar") (now Gilead Sciences, Inc.) and Fujisawa U.S.A., Inc. Under the UT settlement, the Company received an exclusive license under UT's patent and paid past royalties in a combination of cash and stock, agreed to pay royalties on future sales of ABELCET, and issued to UT a ten year warrant to purchase 1 million shares of the Company's Common Stock at $15.00 per share. Pursuant to the NeXstar settlement, the Company received a payment of $1,750,000 in 1997 and began receiving quarterly payments based on worldwide sales of AmBisome beginning in 1998.




PRODUCT DEVELOPMENT

     The following table summarizes the principal product development activities of the Company:

Product/Program          Use              Status(1)         Marketing
                                                              Rights
Anti-
infective
and Cancer
ABELCET        United States
               Systemic fungal     Marketing and      The Company
               infections in       sales
               patients
               refractory to, or
               intolerant of,
               amphotericin B.

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

EVACET         Metastatic breast   New Drug           The Company
(Formerly      cancer              Application in
TLC D-99)                          U.S. withdrawn.
                                   Further clinical
                                   studies required
                                   for U.S.
                                   approval.
                                   Applications
                                   pending in Europe
                                   and Canada.

TLC ELL-12     Various cancers     Phase I clinical   The Company
                                   studies initiated
                                   in February 1999.

Bromotaxane    Various cancers     Preclinical        The Company
                                   toxicology
                                   studies

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

     Phase I-III clinical studies denote safety and efficacy tests in human patients in accordance with FDA guidelines as follows:
      Phase I:  Dosage and tolerance studies.
           Phase II:     Detailed evaluations of safety and efficacy.
            Phase III: Larger scale evaluation of safety and efficacy potentially requiring larger patient numbers, depending on the clinical indication for which marketing approval is sought.
      See "Governmental Regulation" and "Additional Risk Factors."

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

   Lipid technology is broad and offers numbers of opportunities for the development of new therapeutics. Recent advances in the understanding of the biological roles of lipids suggest that, in addition to forming a protective barrier enabling cells to live, they also serve other purposes, such as communicating information that originates in the external environment to the internal chemistry of the cell. Based on these discoveries, scientists at the Company believe that lipids or lipid derivatives are likely to play a pivotal role in modulating cellular chemistry and hence cell function. The research now underway at the Company is based on these new understandings of the role of lipids. This role has profound pharmacological implications, i.e., that lipids themselves can be biologically active and therapeutically useful.

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

   At the end of 1999, ABELCET has received regulatory marketing approval in the United States and twenty-four international markets including
France,   Italy,   the  United  Kingdom,  Canada  and   Spain.   Marketing
applications are in various stages of review in several additional countries.

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

  In May 1995, the Company filed a New Drug Application ("NDA")for ABELCET with the United States Food and Drug Administration ("FDA"). Following a priority review, the product was cleared for marketing in November 1995 for the treatment of aspergillosis in patients who have failed on, or who are intolerant of, amphotericin B. The Company commenced shipments of ABELCET in the U.S. in December 1995. In October 1996, following a second priority review, the FDA cleared for marketing an expanded label for ABELCET to include the treatment of all fungal infections in patients who have failed on, or who are intolerant of, amphotericin B.

   In February 1995, the Company received its first approval to market ABELCET from the Medicines Control Agency of the United Kingdom. ABELCET was approved in Spain in late 1995 and in certain smaller countries during 1996. During the latter part of 1997 and the beginning of 1998, the Company received approvals to market ABELCET in Italy, Austria, Spain, France, Switzerland, Canada, Norway and Hong Kong. In September 1998, the Company received approval to market ABELCET in Australia. During 1999, the Company received approval to market ABELCET in the Netherlands, Hungary and Turkey. The Company believes it may receive marketing approvals in additional countries during 2000 and in later years.

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

   In December 1998, the Company filed an NDA with the FDA for marketing clearance for EVACET as a first line treatment for metastatic breast cancer. In February 1999, the FDA notified the Company that it had accepted its application for review. On September 16, 1999, the Oncologic Drug Advisory Committee ("ODAC")to the U.S. Food and Drug Administration found that there was not sufficient evidence to recommend for approval the Company's NDA for EVACET for the first line treatment of metastatic breast cancer in combination with cyclophosphamide. Accordingly, the ODAC panel voted against recommending the Company's NDA for EVACET.

  In response to the September 1999 ODAC meeting, the Company met with the FDA in October 1999 and elected to resubmit the EVACET NDA pending completion of additional analyses suggested by the agency. The Company completed these analyses and met with the agency in February 2000 to review the data as a potential step toward the resubmission of the EVACET NDA. Based on discussions with the FDA, the Company now believes that additional clinical data will be needed in order to obtain marketing approval for EVACET in the United States. The EVACET dossier remains under review by the European and Canadian regulatory agencies and the Company expects a decision on these regulatory filings before the end of 2000. However, there can be no assurance that the Company will receive marketing clearance from the FDA or foreign regulatory authorities to market EVACET in the United States or abroad.

   The Company reacquired all development, manufacturing and marketing rights to EVACET from Pfizer in July 1997. Pfizer had previously been co-developing EVACET with the Company. The Company assumed control over and the cost of all clinical studies including the ongoing Phase III clinical studies noted above that were previously being conducted and funded by Pfizer. Pfizer was also reimbursing the Company for substantially all of the development costs of EVACET that were being incurred by the Company. Pfizer made available a credit line of up to $10 million to continue the development of EVACET, and to the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACET or in twenty quarterly installments commencing July 14, 2002. Pfizer is entitled to receive royalties on worldwide (except Japan) commercial sales of EVACET. There were no borrowings outstanding under this credit facility at the end of 1999.


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

   Ether lipids are called such because their chemical construction includes an ether bond. They have been shown to be active against human tumors but have toxic side effects at therapeutic doses that severely limit their use as a human therapeutic agent. TLC ELL-12 is a liposomal form of ether lipid. In animal models it has been shown to be significantly more potent than non-liposome encapsulated ether lipid and, at putative therapeutic doses, has not demonstrated toxicities. Its mechanism of action is believed to involve the modulation of signal transduction processes without direct interaction with DNA. It may be for this reason that in animal studies TLC ELL-12 has been shown not to possess many of the toxicities, particularly myelosuppression, that are seen with many other cancer drugs.

   The Company commenced Phase I clinical trials of TLC ELL-12 in February 1999 at Duke University Medical Center. This clinical trial is still ongoing.

Research Programs

  Bromotaxane

    Bromotaxane (a hydrophobic derivative of paclitaxel) has shown anticancer activity in several experimental models. In a model of a human ovarian cancer tumor, mice treated with bromotaxane have remained tumor free for extended periods of time. The Company entered a hydrophobic taxane derivative, into a formal development program in 1999, leading to the possible commencement of human clinical studies in 2001.

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

Research Costs

  During 1999, 1998 and 1997, the Company's research and development costs were approximately $25.5 million, $26.4 million and $28.9 million, respectively.

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

   The Company believes that its current facilities, staff and sources and availability of raw materials are adequate for the manufacture of preclinical and clinical supplies of its products and for the production of commercial quantities of ABELCET. There is no assurance that EVACET or other developmental products can be successfully manufactured on a commercial scale at the Company's current facilities.

   In April 1998, the Company entered into a three-year agreement with AstraZeneca PLC ("Astra") (formerly Astra USA, Inc.), a subsidiary of Astra AB of Sweden, to manufacture Astra's M.V.I.- 12 Unit Vial
(hereinafter referred to as, "MVI"). MVI is used by severely ill, hospitalized patients in need of nutritional supplements. The Company will manufacture MVI at its Indianapolis manufacturing facility. Under the terms of the Agreement, AstraZeneca PLC ("Astra") (formerly Astra USA) will supply bulk quantities of the vitamin product and will market the finished product. The Company will sterilize, fill, package and perform quality control on MVI for Astra.

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

   During 1998, the Company entered into agreements with affiliates of Wyeth-Ayerst to market ABELCET in Austria and Greece and Amgen Australia Pty. Ltd., a division of Amgen (NASDAQ: AMGN), to market ABELCET in Australia.

   During 1999, the company entered into agreements with affiliates of Wyeth-Ayerst to market ABELCET in Hungary, the Netherlands and the United Kingdom. Prior to engaging Wyeth-Ayerst, the Company sold ABELCET in the United Kingdom through its own sales force.

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

HUMAN RESOURCES

   At the end of 1999, the Company had 306 full-time employees, 25 of who hold Ph.D. degrees and 3 of whom hold M.D. degrees or the foreign equivalent. Of these employees, 203 are engaged in research, development, clinical development and manufacturing activities, 60 in sales and marketing and 43 in administration.

   The Company considers its relations with its employees to be excellent. None of its employees is covered by a collective bargaining agreement. The Company attempts to offer competitive compensation and fringe benefits programs to its employees.

PATENTS AND PROPRIETARY TECHNOLOGY

   The Company considers the protection of its proprietary technology rights to be important to its business. In addition to seeking United
States  patent  protection for many of its inventions, the  Company  files patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of its foreign business. At the end of 1999, the Company had 99 United States patents as well as 696 foreign counterpart patents, and 29 United States patent applications and 196 foreign counterpart patent applications (including those filed in designated countries under patent treaties) pending. Patents issued and applied for cover inventions, including new types of liposomes and their preparation processes, for the therapeutic application of liposomes, lipid purification, lipid based delivery systems and product compositions. The Company has acquired and licensed proprietary technology from universities, research organizations and other companies in return for payments and continuing royalty obligations. The Company has obtained patents in the United States for inventions which may be employed with respect to ABELCET, EVACET, TLC ELL-12 and the family of ceramides as well as aspects of the Company's technology in gene therapy delivery and has patent applications pending in Europe and Japan for such inventions. The Company has been awarded patents and has patent applications pending for inventions, which may be employed with respect to these and other products, in various selected countries as well.

   The Company owns worldwide rights to manufacture and market ABELCET under its patent rights and other proprietary technology rights. In connection with the reacquisition of product rights from Bristol-Myers Squibb ("BMS") in January 1993, the Company agreed to pay royalties to BMS on sales of ABELCET. The Company also pays royalties to the University of Texas on ABELCET sales pursuant to a litigation settlement finalized in July 1997. This settlement gave the Company exclusive rights under a patent assigned to the University of Texas by inventors at the M.D. Anderson Cancer Center relating to liposomal amphotericin B. A portion of these royalties is offset against the royalty payments to BMS.

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

   The Company owns rights in the trademarks employed in its business. "ABELCET" is a registered trademark in the United States and all of the European countries in which Amphotericin B Lipid Complex Injection is approved for marketing. EVACET is a trademark of the Company pending registration in a number of countries. Other trademarks used by the Company include the graphic ball logo, the name CLEAR, the slogan, Expanding the Horizons of Biotechnology, and other trademarks and service marks identifying the Company's products and services.

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

   The Company is aware that other companies are developing and marketing lipid-based amphotericin B products. The Company's two principal competitors in the lipid-based amphotericin B market are Gilead Sciences, Inc. (NASDAQ:GILD) and ALZA Corporation (NYSE:AZA). Each of these companies' liposomal amphotericin B products has regulatory approval in the United States and other countries.

   The two principal competitors referred to in the preceding paragraph also have liposomal anthracycline products. The FDA has granted accelerated approval to one competitor for its product for the treatment of Kaposi's Sarcoma where other agents have failed and has cleared for marketing the product of another competitor for the treatment of Kaposi's Sarcoma. These products are currently being marketed in the U.S. and certain other countries for these indications. In June, 1999, the FDA granted approval to one competitor for the treatment of refractory ovarian cancer. This liposomal anthracycline is indicated for women with ovarian cancer who have disease that is refractory to paclitaxel and platinum based chemotherapy regimens.

   Other groups active in the field include colleges, universities, and public and private research institutions which are becoming more active in seeking patent protection. These institutions have also become increasingly competitive in recruiting personnel from a limited number of scientists and technicians.

ADDITIONAL RISK FACTORS

   The growth, financial performance and business condition of the Company may be affected by a number of risk factors, including the matters discussed below. You should carefully consider the following risks in addition to the other information presented in this form 10-K in evaluating the Company and its business.

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

  Dependence Upon Suppliers

  The Company currently relies on a limited number of suppliers to provide the materials used to manufacture its products, certain of which materials are purchased only from one supplier. In the event the Company could not obtain adequate quantities of necessary materials from its existing suppliers, there can be no assurance that the Company would be able to access alternative sources of supply within a reasonable period of time or at commercially reasonable rates. In particular, the Company presently acquires amphotericin B, a principal ingredient in ABELCET, from one supplier on what the Company believes are favorable terms. Although the Company has qualified an alternative supplier for amphotericin B, the loss of the Company's current supplier could have a material adverse effect on the Company. The unavailability of adequate commercial quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its product.

  The Company's Dependence on and the Uncertainty of Protection of Patents and Proprietary Rights

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

  Competition

    The Company is aware of various products under development or manufactured by competitors that are used for the prevention, diagnosis or treatment of certain diseases the Company has targeted for product development,  some  of  which  use  therapeutic  approaches  that  compete directly with certain of the Company's product candidates. Some of the Company's competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining approval from the U.S. Food and Drug Administration ("FDA") and other regulatory approvals on products for use in health care. In particular, the Company is aware that other companies are developing lipid-based or liposomal amphotericin B products and have obtained regulatory approvals for such products in certain markets. Two competitors received approvals for lipid-based amphotericin B products in certain markets before ABELCET was approved, which may confer a competitive advantage for their products. In the United States, although ABELCET was the first lipid-based amphotericin B product to be approved for marketing, one competitor's product was approved in the fourth quarter of 1996, and another competitor's product was approved in August 1997. Other companies are developing anti-fungal products that may compete with the Company's product. Although it cannot be predicted how the existence of competing lipid-based and non lipid based products may affect the U.S. antifungal market, it is possible that the Company's share of this market will continue to decline and that price competition will reduce the overall size of the market. In addition, other companies are also developing liposomal anthracycline products similar to EVACET, two of which have been cleared by the FDA for treatment of Kaposi's Sarcoma and one of which has been cleared for the treatment of refractory ovarian cancer. The Company is also competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited experience.

  Dependence on ABELCET Revenues

  The Company currently derives a substantial portion of its revenues from the sale of ABELCET; its only approved product. The Company's annual operating results depend upon a variety of factors including the price, volume and timing of ABELCET sales. If demand for ABELCET were to decline or revenues were to fall, whether by introduction of competitive products or otherwise, the Company's financial results would be adversely affected. There can be no assurance that the Company's revenues from the sale of ABELCET will not decline due to the aforementioned factors.

   Uncertainty  of  Future  Financial Results; Fluctuations  in  Operating
Results

   The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of ABELCET sales; timing and amount of royalties, fees and contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of approvals and the success of product launches in international markets, the expansion of clinical trials for ABELCET and EVACET, changes in the Company's level of research expenditures, and variations in gross margins that may be caused by increased costs of raw materials, competitive pricing pressures, or the mix between product sales in the United States and sales to the Company's international marketing partners and distributors. The Company expects quarter-to-quarter fluctuations to continue in the future, and there can be no assurance that the Company's revenues will not decline or that the Company will be profitable in future periods.

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

   The Company currently leases a building of approximately 50,000 square feet that houses scientific laboratories, manufacturing facilities and certain offices in the Princeton Forrestal Center located near Princeton, New Jersey. The lease, with an initial term of twelve years, commenced January 1, 1995, and includes options to renew for up to an additional ten years. Lease payments for the year ended January 2, 2000 totaled approximately $568,000. Future lease payments are subject to certain escalation provisions as contained in the lease agreement. The Company also leases approximately 28,500 square feet of office space located in the Princeton Forrestal Center. The lease commenced March 1, 1993 and expires in February 2003. Payments under this lease for the year ended
January 2, 2000 totaled approximately $712,000. In January 1995, the Company entered into a lease for approximately 13,200 square feet of office/warehouse space near its corporate offices. In December, 1997, the lease was extended to March 2002. Rent expense for this facility totaled approximately $72,000 for 1999.

   The  Company also leases office space in London, England.  A  ten  year
agreement  was signed in October 1996, expiring in September  2006.   Rent
expense was approximately $268,000 for 1999.

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


Item 3.  Legal Proceedings

   The Company is a party in an adversarial proceeding filed in the United States Bankruptcy Court in Delaware by a chapter 7 bankruptcy trustee for the estate of the FoxMeyer Corporation, et al. The complaint seeks to avoid and recover purported preferential transfers pursuant to 11 U.S.C.
Section  547  and  Section 550 from the Company  in  the  amount  of  $2.3 million.

   The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder
Matters

  (a) Market Information

  The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LIPO. The following table sets forth for the periods indicated the high and low sale price for the Common Stock:

                                   High        Low
1999
4th Quarter                       $14.00      $6.34
3rd Quarter                        28.50       6.75
2nd Quarter                        19.25      10.00
1st Quarter                        16.06      10.75

                                   High        Low
1998
4th Quarter                      $16.88       $5.13
3rd Quarter                        6.25       3.38
2nd Quarter                        8.63       4.69
1st Quarter                        6.44       4.69

 (b) Holders

At February 29, 2000, there were approximately 907 stockholders of record of the Company's Common Stock.

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

Item 6.  Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ending January 2, 2000. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere herein.


CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:                                Year
Ended______________________
                               1/2/00   1/3/99  12/28/97  12/29/96    12/31/95
                                    (In thousands, except per share data)

Product sales                $86,203  $73,495   $58,452   $52,840 $ 6,164
Collaborative research and
  development revenues            --       --     2,331     3,228   6,589
Interest, investment and
  other income                 6,267    4,373     4,313     3,864   2,964
  Total revenues              92,470   77,868    65,096    59,932  15,717
Cost of goods sold            20,284   20,805    22,029    16,559   2,304
Research and development expense 25,517 26,441   28,894    29,371  30,149
Selling, general and
  administrative expense      32,277   34,535    39,914    31,541  18,631
Interest expense                 551      773       705       339     294
  Total expenses              78,629   82,554    91,542    77,810  51,378
Net income/(loss) before dividends
   & taxes                    13,841  (4,686)  (26,446)  (17,878)(35,661)
Preferred Stock dividends         --       --        --   (1,235)  (5,348)
Net income/(loss) before taxes $13,841 $(4,686) $(26,446) $(19,113) $(41,009)
Provision for income taxes....     790      --        --        --     --
Net income/(loss)             $13,051  $(4,686) $(26,446) $(19,113) $(41,009)

Net income/(loss)per share (basic) $0.34  $(0.12) $(0.71) $(0.57)   $(1.50)

Net income/(loss)per share (diluted) $0.32 $(0.12) $(0.71) $(0.57)  $(1.50)
Weighted average number of
  shares outstanding (basic).   38,825   38,172  37,083   33,292    27,293
Weighted average number of
  shares outstanding (diluted)  40,284   38,172  37,083   33,292    27,293


CONSOLIDATED BALANCE
SHEETS DATA:                                       Year
Ended______________________
                               1/2/00    1/3/99 12/28/97  12/29/96 12/31/95
                                             (In thousands)

Cash and marketable securities(1) $76,863  $54,343  $45,525 $47,180  $72,333
Working capital               67,329   41,401    41,566    46,781  64,422
Total assets                 110,758   90,574    91,500    94,555 105,926
Total long-term liabilities    2,383    5,089     6,879     7,555   4,104
Accumulated deficit          (180,479)(193,530)(188,844)(162,398)(144,520)
Total stockholders' equity   $90,729  $71,741   $73,662   $74,861 $89,832

(1)Includes restricted cash of $5,522, $11,930, $11,930, $6,930, and
   $6,642 in 1999, 1998, 1997, 1996 and 1995, respectively. See Note 1 of
   Notes to Consolidated Financial Statements.





                          See accompanying notes.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Merger with Elan Corporation, plc

On March 6, 2000 the Company announced that it has entered into a definitive merger agreement under which Elan Corporation, plc ("Elan") will acquire the Company. Under the terms of the agreement, Elan will acquire all of the Company's outstanding stock in a tax-free, stock-for-stock transaction. The Company's shareholders will receive 0.3850 of an Elan ADS for each share of The Liposome Company stock. Based on the closing price of Elan ADS's on March 3, 2000 of $39.6875, the transaction has a value of $15.28 per Company share and an aggregate value of approximately $575 million, including options and warrants and adjusting for net cash on the Company's balance sheet and before the contingent payment described below. Elan may make a cash payment to the Company shareholders of up to $98 million, contingent partly on the approval of EVACET for the European Union, and partly on EVACET reaching certain sales milestones outside the U.S. Elan has also entered into an agreement with Ross Financial Corporation, the Company's major shareholder, to vote in favor of the transaction. The transaction is subject to regulatory and the Company's shareholder approvals and is expected to close in the second quarter of 2000.

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

The Company markets ABELCET in the U.S. and Canada, with its own sales force. For other countries, the Company's strategy is to market ABELCET through marketing partners. Specific marketing partnerships are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received. On August 31, 1999, the Company received approval from the U.S. Food and Drug Administration ("FDA") for a new vial size of ABELCET, which was launched in late September 1999. The ABELCET 50 milligram size is also available in the UK and Spain, with applications pending in additional countries. Previously, ABELCET was only available in the 100 milligram vial size. The 50 milligram size is expected to provide economies in dosing for hospitals, particularly for pediatric patients.

The Company is developing EVACET (formerly TLC D-99), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. The Company filed a New Drug Application ("NDA") for EVACET with the FDA in December 1998. The Company has also filed for marketing clearance of EVACET in the European Union and Canada in June 1999 and July 1999, respectively, and anticipates a decision on the European and Canadian regulatory filings before the end of 2000. On September 16, 1999, the Oncologic Drugs Advisory Committee ("ODAC") to the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for EVACET for the first-line treatment of metastatic breast cancer in combination with cyclophosphamide. After consulting with the FDA, the Company, on October 14, 1999, announced that it was withdrawing its original NDA for EVACET and would submit additional analyses to the FDA. The Company completed further analyses of clinical data and provided them to the FDA
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in December 1999. The Company announced on February 3, 2000, that it had met with the FDA to discuss the additional analyses and based on those discussions, the Company believes that additional clinical data will be needed in order to obtain marketing clearance for EVACET in the U.S. The Company intends to work with the FDA to define a role for EVACET in the management of metastatic breast cancer and other cancers. There can be no assurance that the FDA, Canadian or European regulatory authorities will grant the Company marketing clearance for EVACET.

During August 1999, the Company announced it had entered into clinical trial collaborations with Aventis Pharmaceuticals, Inc. ("AP") (formerly Rhone-Poulenc Rorer Pharmaceuticals, Inc.) and Bristol-Myers Squibb ("BMS"). The clinical trial with AP is designed to evaluate the safety of EVACET in combination with Taxotere (docetaxel) for the treatment of metastatic breast cancer. This clinical trial collaboration with BMS is designed to evaluate the safety of EVACET in combination with Taxol (paclitaxel) for the treatment of patients with metastatic breast cancer. These studies commenced patient enrollment in the latter part of 1999. In August 1999, the Company also announced that it had initiated a clinical trial of EVACET in combination with the monoclonal antibody Herceptin (Trastuzumab). This clinical trial is designed to evaluate the safety and efficacy of EVACET in combination with Herceptin for the first-line treatment of metastatic or locally advanced breast cancer.

On December 9, 1999 the Company announced its participation in the New Jersey Technology Tax Transfer Program (the "Program"). The state of New Jersey has authorized the Company to sell $10 million in New Jersey State income tax benefits over the next several years. During the fourth quarter of 1999, the Company received $3,018,000 from the sale of $3,659,000 of its New Jersey State net operating loss carryforwards.
These funds have been included as cash reserves with an offsetting deferred liability recorded. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey during the year 2000. Accordingly, the recognition of the tax benefit has been deferred until all conditions stipulated in the Program have been met.

On October 20, 1999, The Liposome Company's Board of Directors enlarged the Board from 9 to 10 Directors and elected Kenneth E. Johns, Jr. to fill the open position. Mr. Johns is engaged in the private practice of law in Dallas, Texas and is a Special Assistant to the President of Ross Financial Corporation. Ross Financial Corporation is the Company's largest shareholder and owns approximately 22.66% of the Company's Common Stock.

On October 27, 1998 the Company announced that the FDA had cleared its Investigational New Drug application for TLC ELL-12 (liposomal ether
lipid).   A  Phase  I  clinical trial has been designed  to  enroll  adult patients with advanced solid tumors. Patient enrollment for this trial commenced in February 1999. The Company intends to open a second clinical site in the second quarter of 2000 in order to accrue additional patients in this clinical study.

The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: bromotaxane (hydrophobic derivatives of paclitaxel), some of which have shown anticancer activity in several experimental models; ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis) certain of which the Company has identified as displaying anticancer activity; and fusogenic liposomes (liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

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

Following the results of the VENTUSTM study, the Company announced its intention to focus its resources on the development of an oncology franchise. As part of implementing this future strategy, the Company restructured its operations to focus the organization on the development
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and marketing of oncology and related pharmaceuticals. The restructuring eliminated 137 positions, which resulted in unusual charges of $2,550,000 in 1997.

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

In 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. ("NeXstar"), (now Gilead Sciences, Inc.) and Fujisawa U.S.A., Inc. Under the UT settlement the Company received an exclusive license under UT's patent, paid past royalties on sales of ABELCET agreed to pay royalties on future sales, and issued to UT a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received an initial payment of $1,750,000 in 1997 and began receiving quarterly minimum payments in 1998. These payments are classified as interest, investment and other income based on worldwide sales of AmBisome. The cumulative amount of these receipts through year-end 1999 is approximately $6.0 million.

On April 22, 1998 the Company announced it had entered into a three-year contract manufacturing agreement with AstraZeneca PLC ("Astra") (formerly Astra USA, Inc.). The Company is processing and packaging Astra's M.V.I.r-12 Unit Vial, an injectable multi-vitamin product used by severely ill, hospitalized patients in need of nutritional supplements. The product is processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities. Under the terms of the agreement, Astra supplies bulk quantities of the vitamin product and the Company sterilizes, fills, packages and performs quality control on M.V.I.r-12 Unit Vial. In early 1999, the Company commenced manufacturing and recording revenues related to Astra.


Results of Operations


Revenues

Total revenues for the year ended January 2, 2000 were $92,470,000, an increase of $14,602,000 or 18.8% compared to $77,868,000 for the year ended January 3, 1999. The primary components of revenues for the Company are product sales of ABELCET and interest, investment and other income. Collaborative research and development revenue was also included in the 1997 period, due to the co-development agreement with Pfizer. The revenue growth in 1999 is attributable to increased product sales of ABELCET, both in the U.S. and internationally, and higher interest and royalty income. Revenues in 1998 were $77,868,000, an increase of $12,772,000 or 19.6%
over the 1997 revenues of $65,096,000. The primary reason for the growth in 1998 was due to increased market penetration of ABELCET worldwide, partially offset by the cessation of the collaborative research and development revenue during the second half of 1997 as a result of the reacquisition of EVACET from Pfizer.

Domestic and international net sales for the past three years were:

         Fiscal Year Ended        U.S.         International

         January 2, 2000      $69,126,000      $17,077,000
         January 3, 1999      $58,936,000      $14,559,000
         December 28, 1997    $49,273,000      $ 9,179,000

Domestic dollar sales in 1999 grew by 17.3% over 1998, while unit shipments increased by 16.4% during the same period. The strong growth is due to the continued market penetration resulting from the successful impact of the tiered pricing program and expansion into the generic amphotericin B marketplace as patients use more drug and are treated for longer periods of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

time. Based on the latest independent market data available, ABELCET continues to hold the largest share of the lipid based amphotericin B products sold in the U.S. During 1997, the Company instituted a tiered pricing program by offering discounts to high volume purchasers. The price reduction is affected by chargebacks paid to wholesalers based on their sales at contract prices to targeted hospitals. The Company provides a reserve for the impact on sales for these rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve. The provision for the year ended January 2, 2000 was approximately $38,089,000. During September 1999, the Company received FDA marketing clearance and launched a new ABELCET vial size (50 milligram), which contributed to the U.S. sales increase. The Company expects that this new vial size will encourage more cost-effective utilization of ABELCET in dosing for hospitals, particularly for pediatric patients.

The increase in U.S. sales in 1998 from 1997 of $9,663,000 or 19.6% was attributable to the factors previously discussed regarding the implementation of the tiered pricing program and increased market penetration. The rebate and chargeback provision for the year ended January 3, 1999 was approximately $28,684,000.

Internationally, the Company has been approved to market ABELCET in 25 markets. In addition, sales are realized on a "named patient" basis in certain countries where marketing approval has not yet been received. In 1999, ABELCET was launched in Australia and Turkey and marketing activities were shifted to a marketing partner in the U.K. During 1998, the Company marketed ABELCET in the U.S., Canada and the U.K. with it's own sales force. For other countries, the Company's general strategy is to market ABELCET through marketing partners, with specific marketing distribution alliances being determined on a country-by-country basis as future market approvals are received.

International product sales were $17,077,000 for the year ended January 2, 2000, $2,518,000 higher than the comparable prior year. The majority of the growth is due to the impact of the launch of ABELCET in early 1999 in Australia and in late 1999 in Turkey, combined with sales growth in Canada. While international sales revenues increased by 17.3%, unit volume increased by 25.5%. The principal reason for this difference is due to a lower international average selling price per vial during 1999, resulting from the use of marketing partners in Europe.

International sales were $14,559,000 and $9,179,000 for 1998 and 1997, respectively. The majority of the increase is due to the impact of the launch of ABELCET in late 1997 in France, Italy and Canada, combined with sales growth in Spain. While international sales revenues increased by 58.6%, unit volume increased by 91.7%. The principal reason for this difference is the mix of sales to end users (i.e. direct distribution) in certain countries versus sales to marketing partners in others.

Collaborative research and development revenues were $2,331,000 for the year ended December 28, 1997. The absence of collaborative research and development revenue in 1999 and 1998 is due to the cessation of development funding by Pfizer pursuant to the July 14, 1997 agreement in which the Company reacquired all development, manufacturing and marketing rights to EVACET from Pfizer.

Interest, investment and other income for the year ended January 2, 2000 was $6,267,000 compared to $4,373,000 for the year ended January 3, 1999. This increase of $1,894,000 or 43.3% is primarily a result of higher interest and investment income due to greater average cash balances available for investment in the Company's portfolio during 1999. Also contributing to this increase is net revenue related to the commencement of manufacturing for Astra during the first quarter of 1999, combined with the receipt of royalty payments from NeXstar (now Gilead Sciences, Inc.) as part of the settlement of patent litigation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest, investment and other income for the year ended January 3, 1999 was $4,373,000 compared to $4,313,000 for the year ended December 28, 1997. The minimal increase of $60,000 is primarily due to the higher interest and investment income due to greater average cash balances available for investment in the Company's portfolio during 1998, partially offset by lower interest rates.



Expenses

The components of total expenses are cost of goods sold, research and development, selling, general and administrative and interest expenses. Total expenses for the year ended January 2, 2000 were $78,629,000, a decrease of $3,925,000 or 4.8% below the prior year. Total expenses for the year ended January 3, 1999 were $82,554,000, a decrease of $8,988,000, or 9.8% from 1997. Included in the 1997 expenses was $3,900,000 of unusual charges incurred by the Company following the unfavorable results of the VENTUST clinical study.

Cost of goods sold for the year ended January 2, 2000 was $20,284,000 compared to $20,805,000 in the 1998 period. The decrease of $521,000 is attributable to lower production costs for ABELCET resulting from manufacturing efficiencies at the Indianapolis facility, improved yields due to the implementation of certain process enhancements and lower unit overhead absorption related to the contract manufacturing business. Partially offsetting the reduction in the cost of goods is the impact of higher sales volume. Gross margin in the 1999 period was 76.5% compared to 71.7% in the 1998 period, an improvement of 4.8 percentage points. This improvement is due to the manufacturing efficiencies discussed above.

Cost of goods sold for the year ended January 3, 1999, was $20,805,000 compared to $22,029,000 in the 1997 period. The $1,224,000 or 5.6%
decrease was due to lower manufacturing costs related to the high volume efficiencies realized during 1998 at the Indianapolis facility, combined with the impact of the Company's decision not to manufacture ABELCET during the last half of 1997 in order to reduce inventories. As a result of this decision, certain manufacturing overhead and fixed costs for Indianapolis were reflected in cost of goods sold in the 1997 period even though no product was manufactured. Partially offsetting the decrease is the impact of the higher sales volume in the 1998 period. Gross margin in the 1998 period was 71.7% compared to 62.3% in the 1997 period, an improvement of 9.4 percentage points. This improvement is due to the factors discussed above.

Research and development expenses, which also include clinical and regulatory activities, were $25,517,000 for the year ended January 2, 2000, compared to $26,441,000 for 1998 and $28,894,000 for 1997. The
reduction of $924,000 is primarily due to the completion, in 1998, of the Phase III clinical trials of EVACET for which the Company filed a NDA. Partially offsetting this reduction is increased research and development activity for other projects in the Company's developmental pipeline. The decrease in spending of $2,453,000 from 1997 to 1998 is primarily due to the completion of the pivotal Phase III studies of EVACET combined with the absence of clinical study costs associated with VENTUST in 1998. Partially offsetting the decrease, is increased research and development activity for TLC ELL-12 and the reorientation of the Princeton manufacturing facility to the production of clinical supplies.

Selling, general and administrative expenses for 1999 were $32,277,000, a decrease of $2,258,000 versus 1998. The primary reasons for the decrease is due to the shift in European selling and marketing activities to a marketing partner and the resulting reduction of international selling and marketing costs, combined with lower depreciation and employee benefits costs during 1999. The decrease was partially offset by costs associated with pre-launch marketing and planning expenses for EVACET.

Selling, general and administrative expenses for the years ended January 3, 1999 and December 28, 1997 were $34,535,000 and $39,914,000, respectively. The principal reasons for the decrease were the absence in 1998 of the restructuring charge of $2,550,000 recorded in 1997,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the elimination of litigation costs relating to the University of Texas and NeXstar patent lawsuits and reduced international sales and marketing expenditures.

Interest  expense was $551,000, $773,000 and $705,000 for 1999,  1998  and
1997, respectively. The decrease from 1998 to 1999 was related to the payoff of the mortgage on the Indianapolis building in the third quarter of 1999, as well as the overall reduction in the debt outstanding on capital leases. The largest components of costs are associated with the capital leases for the Princeton and Indianapolis manufacturing equipment and mortgage interest related to the Indianapolis facility. In November 1997 and January 1998, the Company refinanced certain manufacturing equipment under the original 1993 lease. This refinancing of the
Princeton and Indianapolis equipment leases for a three-year period, caused an increase in interest expenses in the 1998 period.

Income Taxes

After 18 years of consecutive losses, the Company reported its first profitable year in 1999. During 1999, the Company recorded a provision for Federal, state and foreign taxes of $790,000. There was not a requirement to provide tax in 1998 or 1997 since the Company incurred losses in both of these years. The Company's effective tax rate for 1999 was 5.7% versus the U.S. and state blended statutory rate of approximately 40%. The relationship of the tax expense to income before taxes for 1999 differs from the U.S. statutory rate primarily because of the utilization of previously fully reserved net operating loss carryforwards, the tax treatment of foreign operations by foreign jurisdictions and Federal alternative minimum tax ("AMT") considerations. As the ultimate realization of the net deferred tax assets is uncertain, valuation allowances have been retained. Contingent upon the achievement of profitability for two consecutive years, management will recognize the tax benefit in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

Net Income/ (Loss) and Net Income/(Loss) per Share

As a result of the factors discussed above, the Company's net income/(loss) was $13,051,000, ($4,686,000) and ($26,446,000) for the
1999, 1998 and 1997 fiscal years, respectively. The net income/ (loss) per share for these years were $0.32, ($0.12) and ($0.71), respectively. Weighted average shares used in the diluted per share calculations were 40,284,000, 38,172,000 and 37,083,000, respectively. The increase of
2,112,000 shares from 1998 to 1999 was attributable to the inclusion of contingently issuable shares, exercise of stock options and the 401(k) stock match. The increase in average shares outstanding in 1998 compared to 1997 was due to the annualized effect of the private placement in 1997, exercise of stock options, issuance of restricted stock and the 401(k) stock match. During the 1998 and 1997, the number of shares of Common Stock used in each twelve-month period to calculate basic and diluted loss per share were identical as the Company was in a loss position for these fiscal years and the inclusion of contingently issuable shares would have been anti-dilutive.


Liquidity and Capital Resources

The Company had $76,863,000 in cash and marketable securities as of January 2, 2000. Included in this amount were cash and cash equivalents of $34,461,000, short-term investments of $36,880,000 and restricted cash of $5,522,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities. The market value of certain securities in the Company's investment portfolio at January 2, 2000 was below their acquisition cost. This unrealized loss of $433,000 is recorded as a reduction of shareholders' equity.

Cash and marketable securities (both short-term and restricted cash) increased $22,520,000 from January 3, 1999 to January 2, 2000. The primary components of the favorable impact were cash flow from operations (net income plus depreciation, amortization and other non-cash charges) of $20,434,000, the deferred liability related to the sales of loss carryforwards of $3,018,000 and exercise of stock options of $4,224,000. The major uses of funds were the principal repayments on the capital lease and note payable totaling $2,976,000, capital spending of $1,503,000 and the purchase of treasury stock of $950,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Inventories at January 2, 2000 increased $552,000 from January 3, 1999, primarily due to the building of raw materials levels to meet current manufacturing demand and to ensure an adequate supply of key ingredients during the Y2K period. At January 3, 1999 inventories were $5,566,000 or $4,964,000 lower than 1997 levels. During 1997, the Company completed its plan to shift manufacturing of ABELCET from Princeton to its new, more cost efficient facility in Indianapolis, Indiana. In order to ensure a smooth transition, the Company increased its inventory of ABELCET during the first half of 1997. FDA approval of the Indianapolis facility was received during the third quarter of 1997, and the Company has reoriented the Princeton manufacturing facility to the production of clinical supplies.

Accrued expenses and other current liabilities at January 2, 2000 were $8,747,000 or $1,390,000 higher than January 3, 1999. The increase in accrued expenses and other current liabilities is primarily due to the increased income taxes payable relating to the 1999 profitability, royalty payments and bonuses relating to higher ABELCET sales.

Deferred liability at January 2, 2000 was $3,018,000, which was recorded in the fourth quarter of 1999. This balance reflects the receipt of proceeds from the sale of New Jersey State net operating loss carryforwards at the end of 1999. These funds have been included as cash reserves in 1999, with an offsetting deferred liability recorded.

In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, or to return or purchase the equipment. In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment. In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively. These amounts have been re-financed as a capital lease obligation under the lease agreement for a three-year period. The lease is collateralized by $4,122,000 in standby letters of credit which are in return collateralized by AAA rated securities owned by the Company. Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit. In addition, the Company completed a U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000. This agreement expired in January 2000 and the Company has chosen not to renew it.

As part of the agreement to repurchase the development, manufacturing and marketing rights to EVACET, the Company obtained from Pfizer a credit line of up to $10,000,000 to continue the development of EVACET. To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACETTM or in twenty quarterly installments commencing July 14, 2002. Pfizer at its option may elect to receive payment in the form of shares of Common Stock. At the end of 1999, there were no borrowings under this facility.

The Company had a mortgage-backed note to partially fund the purchase of the Indianapolis manufacturing facility. During the third quarter of 1999, the Company paid off the remaining principal balance plus accrued interest.

On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to a private investor for cash of $20,875,000. At
February 29, 2000, this investor has reported total holdings of approximately 22.66% of the Company's outstanding shares of Common Stock.

The Company expects to finance its operations and capital spending requirements from, among other things, the proceeds received from product sales, interest earned on investments and the proceeds from maturity or sale of certain investments. Cash may also be provided to the Company by leasing arrangements for capital expenditures, the licensing of its products and technology and the sale of equity or debt securities. The Company believes that its product revenues and revenues from other sources, coupled with its available cash and marketable securities reserves, will be sufficient to meet its expected operating and capital cash flow requirements for the intermediate term.


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

The Company began addressing the Y2K computer issue early in 1998 by conducting a Year 2000 implementation and remediation investigation. The goal of the investigation was to identify and determine the Y2K readiness of all hardware systems, software systems and sub-components used in the Company's business environment. The systems investigated were categorized into three areas. The first involved the traditional Management Information Systems that include computers, telecommunication devices, application software, operating system software, and related peripherals. The second involved manufacturing and facility systems including machines and devices used to manufacture, store, and test our product. The third involved research systems including computer-controlled devices, calibration equipment, and similar instruments. The results of the investigation were used to develop a comprehensive remediation plan to perform the necessary hardware, software, and sub-component upgrades to implement corrective action.

Compliance testing and remediation efforts were accomplished throughout 1999 and completed in December 1999. With respect to remediation, the Company had prepared various types of contingency plans to address
potential  problems  with each of the major systems.   Each  software  and
hardware system was assigned to on-call personnel responsible for bringing the system back on line in the event of a failure. Personnel were also on-
site  during the transition to Y2K to monitor and test major systems.   No
Y2K problems have been encountered in either the Company's in-house hardware or software systems or in systems maintained by our customers,
suppliers  and  vendors.   As part of its program  to  safeguard  business
processes from Y2K associated interruptions the Company will continue to monitor both internal and external systems.

As of January 2, 2000, the Company had incurred aggregate costs of approximately $150,000 to address the Year 2000 issue.


Certain Risk Factors

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies regarding EVACET, TLC ELL-12 and other products in the Company's research pipeline, (ii) the ability of ABELCET to maintain its position as the leading lipid-based formulation of amphotericin B in the U.S., (iii) the likelihood of future domestic and international regulatory approvals for EVACET or any other product in the research pipeline, (iv) the expansion of sales efforts regarding ABELCET in additional countries where the drug is not currently approved, (v) possible new licensing or contract manufacturing agreements, (vi) future product revenues from ABELCET, EVACET or any other product in the research pipeline, (vii) the future uses of capital, and financial needs of the Company, (viii) continued manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report.

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET, the Company's sole marketed product, is still ongoing and is subject to intense competition; (b) the Company's other
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

products are in development and have not yet received regulatory approvals for sale, and it is difficult to predict when such approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products; (e) risks associated with international sales, such as currency exchange rates, currency controls, tariffs, duties, taxes, export license requirements and foreign regulations; (f) the levels of protection afforded by the Company's patents and other proprietary rights is uncertain and may be challenged; and (g) except for 1999, the Company has incurred losses in each year since its inception in 1981 and there can be no assurance of profitability in any future period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item l0.  Directors and Executive Officers of the Registrant

Directors

  The directors (who will serve until their successors are elected) of the Company are as follows:

Name                          Age       Position

Charles   A.   Baker          67       Chairman  of  the   Board, President,
                                          Chief   Executive  Officer   and
                                          Director

James G. Andress (2)          61          Director

Morton Collins, PhD (1)       64          Director

Stuart F. Feiner, Esq. (1)    51          Director

Robert F. Hendrickson (2)     67          Director

Kenneth E. Johns, Jr., Esq.   55          Director

Professor Bengt Samuelsson, MD (1)   65   Director

Joseph T. Stewart, Jr. (2)    70          Director

Gerald Weissmann, MD (1)      69          Director

Horst Witzel, Dr-Ing (2)      72          Director

(1) Audit and Finance Committee member
(2)  Nominating and Compensation Committee member
Item l0.  Directors and Executive Officers of the Registrant (Continued)

   Charles A. Baker was named Chairman of the Board, President and Chief Executive Officer of the Company in December 1989. Just prior to joining the Company he was a business development and licensing advisor to several small biotechnology companies. Mr. Baker has served in several capacities in senior management at Squibb Corporation (now Bristol-Myers Squibb Company), including the positions of Group Vice President, Squibb Corporation and President, Squibb International. He has also held various executive positions at Abbott Laboratories and Pfizer Inc. Mr. Baker received an undergraduate degree from Swarthmore College and a J.D. degree from Columbia University. Mr. Baker also serves as a director of Regeneron Pharmaceuticals, Inc. and Progenics Pharmaceuticals, Inc., both biotechnology companies. He is a member of the Council of Visitors of the Marine Biological Laboratory, Woods Hole, Massachusetts, a not-for-profit research organization.

   James G. Andress has been a director since his appointment in September 1990. Since November 1996, Mr. Andress has been the President and Chief Executive Officer of Warner Chilcott, plc, a pharmaceutical company. From 1989 until 1995, he served as President, Co-Chief Executive Officer and Director of Information Resources, Inc., a decision support software and consumer packaged goods research company. Mr. Andress is the former
Chairman of the Pharmaceuticals Group, Beecham Group, plc and the former President and Chief Operating Officer of Sterling Drug, Inc. Mr. Andress is a director of XOMA Corp. and NeoRx, Inc., which are biotechnology companies. He also serves as a director of Sepracor, Inc., a separations technology company, of O.P.T.I.O.N. Care, Inc., a home health care company, of Allstate Insurance Company, and of Information Resources, Inc.

   Morton Collins, Ph.D., has been a director since November 1982. Dr. Collins has been a General Partner of DSV Partners III, a venture capital limited partnership, since 1981 and a General Partner of DSV Management, Ltd., since 1982. Since 1985, DSV Management, Ltd. has been a General Partner of DSV Partners IV, a venture capital limited partnership. Dr. Collins served as interim Chairman of the Board and Chief Executive
Officer of the Company from June to December 1989. He is also a director of ThermoTrex Corporation, a laser and electro-optics company, of Kopin Corporation, a manufacturing company, and of Thermedics Detection, Inc., a manufacturer of industrial and laboratory processes.

   Stuart F. Feiner, Esq. has been a director since February 1984. Mr. Feiner has been Executive Vice President, General Counsel and Secretary of Inco Limited, an international mining and metals company, since August 1993 and served as Vice President, General Counsel and Secretary from April 1992 to August 1994. Mr. Feiner was President of Inco Venture Capital Management, the venture capital unit of Inco Limited, from January 1984 to April 1992. Mr. Feiner is also a director of ImmunoGen, Inc., a biotechnology company.

   Robert F. Hendrickson has been a director of the Company since 1992. Mr. Hendrickson was Senior Vice President, Manufacturing and Technology for Merck & Co., Inc., a pharmaceutical company, from 1985 to 1990. Since 1990, Mr. Hendrickson has been a manufacturing consultant with a number of biotechnology and pharmaceutical companies among his clients. He is currently a director of Envirogen Inc., an environmental biotechnology company, a director of Cytogen, Inc. and Unigene Laboratories, Inc., both of which are biotechnology companies, and a trustee of the Carrier Foundation.

   Kenneth E. Johns, Jr., Esq. joined the Company as a member of the Board of Directors in November 1999. In 1974 Mr. Johns joined Vinson & Elkins LLP, and was a partner at that firm from 1980 until June 1, 1999. Mr. Johns served as a Captain in the United States Air Force Judge Advocate General's Corps. from 1970 to 1974. He is an arbitrator for the National Association of Securities Dealers, the New York Stock Exchange, and the
Commodities Futures Association. Since June 1, 1999, Mr. Johns has engaged in the private practice of law and functions as the Special Assistant to the President of Ross Financial Corporation on specific referred matters.

  Professor Bengt Samuelsson, MD, has been a director of the Company since January 1994. Dr. Samuelsson is Professor of Physiological Chemistry of the Karolinska Institutet in Stockholm, Sweden, a position that he has held since 1972. He was one of three recipients who shared the 1982 Nobel Prize in medicine for their work on prostaglandins, specifically the discovery of
Item l0.  Directors and Executive Officers of the Registrant (Continued)

prostanoids and leukotrienes. In addition to the Nobel Prize, he has received a number of other prestigious awards. Dr. Samuelsson is Chairman of the Nobel Foundation, a member of the Board of Directors of Pharmacia & Upjohn, a pharmaceutical company, a member of the Board of Directors of NicOx SA, Valbonne, France, a biotechnology company, and a member of the Board of Directors of Handelsbanken, Stockholm, Sweden, a Swedish bank.

  Joseph T. Stewart, Jr., has been a director of the Company since January 1995. Until 1989, he was associated for twenty-two years with Squibb Corporation, where he held several positions of increasing responsibility, including most recently Senior Vice President, Corporate Affairs and previously Vice President, Finance and Planning. He also served as a member of the Board of Directors of Squibb Corporation. Mr. Stewart is currently a director of General American Investors Company, Inc., a trustee of the Foundation of the University of Medicine and Dentistry of New Jersey, and a member of the Council of Visitors of the Marine Biological Laboratory, Woods Hole, Massachusetts, a not-for-profit research organization.

   Gerald Weissmann, M.D., has been a director of the Company since 1981. Dr. Weissmann has been a Professor of Medicine at the Division of Rheumatology of the Department of Medicine at New York University Medical Center since 1973. Dr. Weissmann is Chairman of the Company's Cancer Scientific Advisory Board. He is also on the Board of Trustees of the Marine Biological Laboratory, Woods Hole, Massachusetts, a not-for-profit research organization.

     Dr. Horst Witzel has been a director of the Company since July 1990. Dr. Witzel is the former Chairman of the Board of Executive Directors of Schering AG, Berlin, Germany. After his retirement in 1989 he served as a member of the Supervisory Board of Schering AG until May 1994. Mr. Witzel is a director of Cephalon, Inc., a neuroscience company.

Executive Officers Who Are Not Directors

   The executive officers of the Company (who are elected annually by the Board of Directors) are as follows:


Name                    Age    Position

James A. Boyle, M.D., Ph.D.    63  Senior Vice President, Medical and
                               Regulatory Affairs

Ralph del Campo         48     Vice President, Technical Operations

Lawrence R. Hoffman     45     Vice President, Finance and Chief Financial
                               Officer

Andrew S. Janoff, Ph.D. 51     Vice President, Research and Development

Michael McGrane         50     Vice President, General Counsel and
                               Secretary

George G. Renton        48     Vice President, Human Resources

Donald D. Yarson        46     Senior Vice President, Worldwide Sales,
                               Marketing and Business Development

  James A. (Tony) Boyle, M.D., Ph.D., joined the Company as Senior Vice President, Medical and Regulatory Affairs in August 1994. Prior to joining the Company, Dr. Boyle was employed by G.D. Searle and Co. from 1986 to 1994 where he held several positions including Vice President, Medical Relations and Vice President, Corporate Medical and Scientific Affairs. Previously, he held senior clinical research positions at Serono Laboratories, Warner Lambert and Pfizer. Dr. Boyle received his M.D. degree (U.K. equivalent) from Glasgow University in 1960 and his Ph.D. degree (U.K. equivalent) in Medicine in 1967. He is Board Certified (U.K. equivalent) in Internal Medicine and Endocrinology.
Item l0.  Directors and Executive Officers of the Registrant (Continued)

   Ralph del Campo joined the Company in March 1994 as Vice President, Manufacturing Operations, and was named Vice President, Technical Operations in November 1999. Between 1993 and 1994, he was Senior Vice President, Operations of Melville Biologics, a subsidiary of The New York Blood Center. His prior experience includes positions at Schering Plough Corporation and, from 1977 to 1993, Bristol-Myers Squibb where he had several positions of increasing responsibility including Senior Director, Pharmaceutical Operations and Vice President, Facilities Administration. Mr. del Campo received a B.S. degree in Chemical Engineering from Newark College and an MBA in Pharmaceutical Marketing from Farleigh Dickinson University.

   Lawrence R. Hoffman joined the Company as Vice President, Finance and Chief Financial Officer in April 1998. His responsibilities include management of the financial and investor relations departments. He has previously been Vice President and Chief Financial Officer of IGI, Inc., where he had been serving in the additional capacity of acting Chief Operating Officer. Prior to joining IGI, Inc., Mr. Hoffman was Treasurer, Secretary and Acting Principal Financial Officer for Sybron Chemicals, Inc. He received a B.S. in accounting from LaSalle University, a J.D. from Temple University and an L.L.M. in Taxation from Villanova. He holds degrees in taxation, accounting and law.

   Andrew  S.  Janoff, Ph.D., joined the Company in 1981, was  named  Vice
President  of  Research  in  January 1993, and became  Vice  President  of
Research and Development in September 1997. He holds an adjunct Professorship in Pathology, Anatomy and Cell Biology at Thomas Jefferson University and is a visiting scientist in the Department of Chemical Engineering at Princeton University. Dr. Janoff is Editor-in-Chief of The Journal of Liposome Research and has served on the Committee on Science and the Arts at The Franklin Institute, Philadelphia, Pennsylvania. Dr. Janoff is author of over one hundred scientific articles, reviews and awarded U.S. and European patents. Prior to joining the Company, Dr. Janoff held joint appointments as Research Fellow in Pharmacology at Harvard Medical School and Research Fellow in Anesthesia at the Massachusetts General Hospital. Dr. Janoff holds a B.S. degree in biology from The American University, Washington, D.C. (1971) and M.S. and Ph.D. degrees in biophysics from Michigan State University (1977 and 1980, respectively).

   Michael McGrane joined the Company as Vice President, General Counsel and Secretary in December 1998. Prior to joining the Company Mr. McGrane held the position of Vice President, General Counsel and Secretary at Novartis Consumer Health, Inc. from 1997 to 1998. Mr. McGrane joined Sandoz Pharmaceuticals Corporation in 1984, and held the position of Associate General Counsel before the merger of Sandoz with Ciba Geigy to form Novartis in 1997. Before joining Sandoz, he was Regulatory Counsel to the U.S. Food and Drug Administration. Mr. McGrane received his law degree from Georgetown University. He has a BA degree from Cornell College.

   George G. Renton joined the Company in August 1994 as Vice President, Human Resources. From 1985 until joining the Company, he was employed by the American Cyanamid Company in several positions, including Director, Personnel, Research and Development of the Lederle Laboratories Division. Earlier, he held several positions of increasing responsibility at New York University Medical Center including Assistant Director, Employee Relations. Mr. Renton was awarded a B.S. degree in Education from the State University of New York at Cortland (1975) and a M.S. degree in Industrial/Labor Relations from Cornell University and Baruch College
(1985).

   Donald D. Yarson joined the Company as Vice President, Marketing and Sales in February 1995, and became Senior Vice President, Worldwide Sales, Marketing and Business Development in November 1999. From 1993 until 1995, he was President of TriGenix, Inc., a contract sales, marketing and reimbursement organization. He was Director of Marketing for Genzyme Corporation from 1991 to 1993, and before that he was with Genentech Inc. for over four years, serving most recently as Senior Product Manager for Protropin (human growth hormone). He has also held sales and marketing positions with Ciba Geigy. Mr. Yarson received a B.S. degree from Sacred Heart University in 1975.

Section 16(a) Beneficial Ownership Reporting Compliance

  Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, directors and executive officers of the Company are required to file reports with the SEC indicating their holdings of and transactions in the Company's equity securities. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 2, Item l0. Directors and Executive Officers of the Registrant (Continued)

2000, all directors and executive officers filed all required reports on a timely basis, except that, in connection with his services as Chairman of the Company's Cancer Scientific Advisory Board, Dr. Weissmann received a grant of options in September 1998 which remained unreported until the filing of his Form 5 for fiscal year 1999.

Item ll.  Executive Compensation

   The following table shows, for the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997, the annual and long-term compensation awarded to, earned by or paid to the Chief Executive Officer, and the four other most highly compensated individuals who served as the Company's "executive officers," as that term is defined in Rule 3b-7 adopted by the United States Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as of January 2, 2000 (these individuals, together with the Chief Executive Officer, are sometimes referred to as the "Named Executive Officers").

                        SUMMARY COMPENSATION TABLE

                                    ANNUAL          LONG-TERM
                                 COMPENSATION     COMPENSATION
                                                     AWARDS


                                             RESTRICTED SECURITIES     ALL
                                               STOCK    UNDERLYING    OTHER
                                SALARY  BONUS AWARD(S)   STOCK  COMPENSATION
   NAME AND PRINCIPAL     YEAR     $     (1)     (2)     OPTIONS     (4)
        POSITION                          $       $      (NO. OF      $
                                                         SHARES)


Charles A. Baker          1999   $497,962   $135,000       --   140,000  $9,600

Chairman of the Board,    1998   394,000  200,000  $463,750 243,900(3)  10,000


President, and Chief      1997   375,000  40,000     --      281,000    9,500
Executive Officer


James A. Boyle, MD, PhD   1999   $272,692  $45,000   --    7,500        $9,600

Senior Vice President,    1998   262,692  75,000  196,002  49,320(3)   10,000
Medical
and Regulatory Affairs    1997   252,253  12,500   12,500   48,800     9,500


Ralph del Campo           1999   $216,769  $90,000   --    25,000      $9,600

Vice President, Technical 1998   203,692  115,600  236,998 134,820(3) 10,000


Operations                1997   193,889 11,000   11,000    44,800    9,500


Andrew S. Janoff, PhD     1999   $215,500 $70,000   --    10,000      $9,600

Vice President, Research  1998   197,846  80,000  170,998 71,418(3)  10,000


and Development           1997   186,923 11,000   11,000    43,600    9,500


Donald D. Yarson          1999   $224,423 $110,000  --    30,000     $9,600

Senior Vice President,    1998   207,692 130,000  346,872 108,000(3) 10,000
Worldwide

Sales, Marketing and      1997   181,873 13,750  13,750   120,000    9,500
Business

Development

(1)Bonuses, all of which have been paid, are shown in the year earned.

(2)All restricted stock grants were made on January 25, 1996, January 23, 1997, January 22, 1998 and September 10, 1998 under The Liposome Company 1996 Equity Incentive Plan. The aggregate number of shares held by the Named Executive Officers at the end of 1999 (and their market value as of January 2, 2000) were: Mr. Baker,
   93,278  ($1,137,991); Dr. Boyle, 39,661 ($483,864); Mr.  del  Campo,
   48,518  ($591,919); Dr. Janoff, 34,125 ($416,325); and  Mr.  Yarson,
   70,199  ($856,427).   The  January 25, 1996  and  January  23,  1997
   grants vested in equal increments over a three-year period. A portion of the January 22, 1998 grant vested on February 11, 2000, and the remaining portion vested in equal increments over a two-year period from the date of grant. The September 10, 1998 grant will vest 48 hours after earnings release for fiscal year 2000.

(3)The numbers shown for securities underlying options awarded in 1998 include only the number of shares underlying options that were repriced in 1998 since there were no new options awarded to the executive officers, including the Named Executive Officers, in
Item ll.  Executive Compensation (Continued)

   1998.      In addition, in order to qualify for the repricing,  each
   optionee, including each Named Executive Officer, was required to surrender 10% of the shares covered by the options to be repriced. This surrender actually reduced the total number of shares covered by options held by the Named Executive Officers.

(4)All other compensation represents amounts credited as Company matching contributions under the Company's 401(k) stock match.

Option Grants

   The following table presents stock options granted for the period from January 4, 1999, through January 2, 2000, to the Named Executive Officers. All grants were made under The Liposome Company 1996 Equity Incentive Plan.

                     OPTION GRANTS IN 1999 FISCAL YEAR

                                                              POTENTIAL
                                                              REALIZABLE VALUE
                                                              AT ASSUMED ANNUAL
                                                              RATES OF STOCK
                                                              PRICE APPRECIATION
                           INDIVIDUAL GRANTS                  FOR OPTION TERM(2)


                           NUMBER OF   PERCENT OF     EXERCISE   EXPIRATION
                           SECURITIES  TOTAL          PRICE       DATE
                           UNDERLYING  OPTIONS        ($ PER
                           OPTIONS     GRANTED TO     SHARE)
                           GRANTED (1) EMPLOYEES
    NAME                   (#)         IN FISCAL                   5%   10%
                                       YEAR (%)                   ($)   ($)


Charles A. Baker  23,280      1.97   $14.1875  01/21/09 $207,714 $526,389
                  76,720      6.49    14.1875  01/21/09  684,529 1,734,732
                  40,000      3.38     7.2500  10/20/09  182,379   462,185

James A. Boyle, MD, PhD7,500  0.63     7.2500  10/20/09   34,196  86,659

Ralph del Campo   25,000      2.11     7.2500  10/20/09  113,987 288,865

Andrew S. Janoff, PhD10,000   0.84     7.2500  10/20/09   45,594 115,546

Donald D. Yarson  16,174      1.36     7.2500  10/20/09   73,745 186,884
                  13,826      1.17     7.2500  10/20/09   63,039 159,754

(1) All options granted expire ten years from the date of grant and become exercisable ratably over five years beginning approximately one year from the date of grant.

(2) The percentage rates of increase shown are assumed rates established by the U.S. Securities and Exchange Commission for purposes of uniform compensation reporting. Accordingly, they do not constitute predictions or estimates by the Company of the future price appreciation of its Common Stock or of the potential realizable value of the options referred to in the table. These "potential realizable values" are not discounted to present value, and the present value of these assumed potential realizable values would be less than the amounts indicated.

Item ll.  Executive Compensation (Continued)

Option Exercises and Fiscal Year-End Values

      The following table summarizes stock options exercised by the Named Executive Officers in 1999, and the unexercised stock options and the fiscal year-end values of all outstanding options held by the Named Executive Officers as of January 2, 2000.

        OPTION EXERCISES IN 1999 AND JANUARY 2, 2000 OPTION VALUES

            1999 OPTION EXERCISES  NUMBER OF UNEXERCISED VALUE OF UNEXERCISED
                                   OPTIONS               IN-THE-MONEY OPTIONS
                                       AT                   AT
                                JANUARY 2, 2000          JANUARY 2, 2000 (1)

Name    SHARES   VALUE    EXERCISABLE   UNEXERCISABLE EXERCISABLE  UNEXERCISABLE
       ACQUIRED  REALIZED     (#)            (#)          ($)           ($)
                 ($) (2)

Charles A. Baker 153,336  $1,974,201 280,063   216,338   $2,257,438  $773,949

James A. Boyle,
  MD, PhD          --      --       217,192    14,628      $1,529,801 $93,792

Ralph del Campo    --       --      128,413    31,408      $1,020,883 $174,693

Andrew S. Janoff
  PhD               --      --       66,234     15,184      $526,560  $90,712

Donald D. Yarson    --      --       67,249      70,751    $534,629  $472,470



(1) Value of unexercised in-the-money options is equal to the fair market value of $12.20 per share of Common Stock, the closing price on the last trading day prior to January 2, 2000, as quoted by the Nasdaq National Market, less the exercise price.

(2) "Value realized" reflects the difference between the exercise price and the closing price on the date of exercise of 153,336 shares exercised by Mr. Baker which were transferred to the Baker Family Limited Partnership.


Employment Agreement

   The Company entered into an employment agreement with Mr. Baker, which began in December 1989 and was renewed in 1995. The renewed agreement terminated in accordance with its terms on May 31, 1998; however, it was mutually agreed that Mr. Baker would continue to serve as Chief Executive Officer, Chairman of the Board and President, on the same terms and conditions, at the pleasure of the Board. Under the agreement, Mr. Baker has agreed that he will not during his employment period and for a period of two years after the termination of his employment, without the prior approval of the Company's Board of Directors, engage in any business involved in the research, development, manufacture or sale of lipids or liposomes or products or services which use natural or artificial lipids or liposomes to encapsulate, enhance or deliver any product. If Mr. Baker should be dismissed except for cause or should choose to resign from his position with the Company during the first six months following the effective date of a change of control, Mr. Baker would be entitled to receive his then current monthly base salary for a 12-month period from such effective date and for up to an additional 12-month period if he does not obtain another full-time position.
Item ll.  Executive Compensation (Continued)

  In July 1999, Mr. Baker's agreement was amended to change the definition of change of control to conform to the definition in the Company's severance agreements with the other executive officers. (The proposed merger with Elan Corporation, plc, discussed above, would constitute a change of control under both the prior and revised definitions.) In addition, the agreement was amended to provide that any termination after age 65 would constitute a retirement for purposes of Company benefits plans, including option plans.

Directors' Compensation

   Directors who are not employees of the Company receive an annual retainer of $4,000 per quarter, which is paid in Company stock. In addition, during 1999, such directors received $2,000 for each Board meeting attended in person, and $500 for each telephonic Board meeting attended. A director who participates in a regular Board meeting by telephone receives $1,000. For a Board committee meeting held the day before a Board meeting, committee members receive $500 if they attend in person, and for meetings held at other times (except the day of a Board meeting), the fee is $1,000 for attendance in person. For telephonic meetings of Board committees, and for participation by telephone in a regular meeting, members receive a fee of $500.

  Dr. Weissmann is a consultant to the Company. In the fiscal year ended January 2, 2000, the Company paid $20,000 in fees to Dr. Weissmann for his services as Chairman of the Company's Cancer Scientific Advisory Board.

   The Company believes that it is very important that it be able to continue to attract the highest caliber of persons to serve as non-
employee directors. To do so, the Company must be able adequately to compensate the directors for the responsibility and risk they assume. Since the Company does not offer directors the levels of cash compensation they would normally receive for a directorship of a larger pharmaceutical or other industrial company, stock options offer an appropriate way to partially compensate directors and allow them to share as stockholders in the ultimate success of the Company. The 1991 Directors' Nonqualified Stock Option Plan (the "Directors' Plan"), which was adopted by the stockholders in 1992, constitutes a key element of the Company's long-term program to attract and compensate non-employee directors.

  The Directors' Plan provides that options to purchase 10,000 shares of Common Stock are automatically granted on July 1 of each year from 1991 until 2001 to each non-employee director. These grants are fully vested on the first anniversary of the date of grant. In addition, each new director receives an initial grant of 10,000 shares, which vests in equal installments over a five-year period.

   As of February 29, 2000, there were nine non-employee directors participating in the Directors' Plan. Mr. Johns received an initial grant of 10,000 shares on October 20, 1999, the day he was appointed to the Board of Directors. In addition, there were eight grants of options to acquire an aggregate of 80,000 shares of the Company's Common Stock on July 1, 1999 under the Directors' Plan at an exercise price of $19.50 per share.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 29, 2000, by (i) each director and Named Executive Officer of the Company (as defined under the section entitled "Executive Compensation"), (ii) each stockholder known by the Company to own more than five percent of the outstanding Common Stock, and (iii) all directors and executive officers, including the Named Executive Officers, as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as being beneficially owned by them.

Beneficial Owner                Number of Shares      Percent of Total
Ross Financial Corporation (1)    8,945,846                   22.66
 P.O. Box 31363-SMP
 Cayman Islands, BWI

Charles A. Baker (2)(3)(4)(6)       791,848                    2.01
James G. Andress (2)(8)              81,358                     *
Morton Collins, PhD (2)(8)          140,358                     *
Stuart F. Feiner, Esq. (2)(8)        52,358                     *
Robert F. Hendrickson (2)(8)         71,358                     *
Kenneth E. Johns, Jr., Esq.(7)(8)     1,327                     *
Professor Bengt Samuelsson, MD (2)(8)71,358                     *
Joseph T. Stewart, Jr. (2)(8)        46,358                     *
Gerald Weissmann, MD (2)(5)(8)       86,359                     *
Horst Witzel, Dr-Ing (2)(8)         106,358                     *
James A. Boyle, MD, PhD (2)(4)(6)   264,828                     *
Ralph del Campo (2)(4)(6)           181,795                     *
Andrew S. Janoff, PhD (2)(4)(6)     106,243                     *
Donald D. Yarson (2)(4)(6)          148,997                     *
All Directors and Executive Officers2,329,342                  5.9
 as a group (17 persons) (2)(4)(6)

*Less than 1.0 percent

______________________________

(1) Based on information filed with the SEC on Schedule 13D/A by Ross Financial Corporation dated August 12, 1999. Mr. Kenneth B. Dart is the sole shareholder of STS Inc., which is the sole shareholder of Ross Financial Corporation. Mr. Dart may, therefore, be deemed to be the beneficial owner of the shares held by Ross Financial Corporation.

(2) Includes shares of Common Stock issuable upon the exercise of outstanding options granted under the Company's stock option plans which are exercisable within 60 days after February 29, 2000, as follows: Mr. Baker, 300,063; Mr. Andress, 80,000; Dr. Collins, 55,000; Mr. Feiner, 50,000; Mr. Hendrickson, 50,000; Dr. Samuelsson, 70,000; Mr. Stewart,
41,000;  Dr.  Weissmann, 55,001; Dr. Witzel, 105,000; Dr. Boyle,  217,192;
Mr. Del Campo, 128,413; Dr. Janoff, 66,234; Mr. Yarson, 74,448; and all executive officers and directors as a group (17 persons), 1,420,763.

(3)    Includes   315,463  shares  owned  by  the  Baker  Family   Limited
Partnership, of which Mr. Baker is the General Partner.

(4) Includes shares held by Charles Schwab Trust Company as trustee of the Company's 401(k) plan as of December 31, 1999, in the following amounts: Mr. Baker, 6,066; Dr. Boyle, 924; Mr. del Campo, 4,864; Dr. Janoff, 5,824; Mr. Yarson, 4,350; and all executive officers and directors as a group (17 persons), 28,521.

(5) Does not include 5,790 shares held in trust for the estate of Dr. Weissmann's father-in-law, for which Dr. Weissmann's wife serves as trustee. Dr. Weissmann disclaims beneficial ownership of these shares.

Item  l2.   Security Ownership of Certain Beneficial Owners and Management
(Continued)

(6) Includes shares of restricted stock granted on January 25, 1996, January 23, 1997, January 22, 1998, and September 10, 1998, under The Liposome Company 1996 Equity Incentive Plan, in the following aggregate amounts: Mr. Baker, 93,278; Dr. Boyle, 39,661; Mr. del Campo, 48,518; Dr. Janoff, 34,125; Mr. Yarson, 70,199; all executive officers and directors as a group (17 persons), 329,315.

(7) Does not include 1,000 shares held in an Individual Retirement Account ("IRA") for the sole benefit of Mr. Johns' spouse.

(8) During 1999, the Company revised its Director Compensation Plan by paying the quarterly retainer in shares of Common Stock on the last day of each quarter in which the Director serves.

See   also   "Item  1.  Business-Overview/Merger  With  Elan  Corporation,
plc/Business Strategy".


Item l3.  Certain Relationships and Related Transactions

  On January 20, 2000, the Nominating and Compensation Committee approved, and the Board of Directors ratified, a loan policy for the officers of the Company up to the amount due in cash for any required income tax withholding as a result of the vesting of certain restricted stock awards. If the officer borrowing the funds repays the principal amount of the loan on or before the due date (generally the date twelve months from the making of the loan), no interest will accrue on the borrowed funds. The Company will pay to the officer in cash any federal, state and local income taxes resulting from the imputation of interest on the loan.

      In March 2000, Messrs. Baker, Boyle, del Campo, and Renton borrowed $187,321.88, $89,914.50, $89,914.50, and $74,928.75, respectively, pursuant  to the above terms.  Each of the borrowers executed a promissory note in favor of the Company with respect to his loan. Each note is secured by the shares of the Company's fully-paid and non-assessable common stock from the restricted stock awards described above, which are, respectively, 50,000, 24,000, 24,000, and 20,000 shares.

PART IV


Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  l and 2.  Financial Statements and Schedule

      Consolidated financial statements and financial statement schedule listed in the accompanying index are filed herewith.

     3.  Exhibits

     See Exhibit Index included elsewhere in this Report.

(b)  Reports on Form 8-K

      A Form 8-K was filed by the Company on March 8, 2000 regarding the merger with Elan Corporation, plc.
                       Index to Financial Statements

                         (Item l4(a)1 and 14(a)2)

                                                        Page

Consolidated Financial Statements

Report of Independent Accountants                         38

Consolidated Balance Sheets at January 2, 2000 and
  January 3, 1999                                         39

Consolidated Statements of Operations for each of the
  three years in the period ended January 2, 2000         40

Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended January 2, 2000  41

Consolidated Statements of Cash Flows for each of the
  three years in the period ended January 2, 2000         42

Notes to Consolidated Financial Statements                43-57

Report of Independent Accountants on financial statement schedule     58

Financial statement schedule                              59







                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Liposome Company, Inc.:



In  our  opinion,  the accompanying consolidated balance  sheets  and  the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Liposome Company, Inc. and its Subsidiaries ("the Company") at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Florham Park,  New Jersey
February 4, 2000, except
for Note 15, as to which
the date is March 14, 2000


                THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS
                                                      1/2/00    1/3/99
Current assets:
  Cash and cash equivalents                          $34,461  $8,074
  Short-term investments                              36,880   34,339
  Accounts receivable, net of allowance for doubtful
       accounts ($819 for 1999, $579 for 1998)         6,208    5,340
  Inventories                                          6,118    5,566
  Prepaid expenses                                       750    1,266
  Other current assets                                   558    560
     Total current assets                             84,975   55,145

Property, plant and equipment, net                    19,977   23,165
Restricted cash                                        5,522   11,930
Intangibles, net                                         284     334

     Total assets                                   $110,758 $ 90,574

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $3,755 $  3,991
  Accrued expenses and other current liabilities       8,747    7,357
  Deferred liability                                   3,018       --
  Current obligations under capital leases             2,126    2,093
  Current obligations under note payable                   --     303
     Total current liabilities                        17,646   13,744

Long-term obligations under capital leases             2,383    4,509
Long-term obligations under note payable                  --      580
     Total liabilities                                20,029   18,833

Commitments and contingencies

Stockholders' equity:
  Capital stock:
  Common Stock, par value $.01; 120,000 shares authorized;
    39,220 and 38,327 shares issued and outstanding      393   383
     Additional paid-in capital                      272,110  265,254
  Treasury Stock - at cost                             (950)       --
  Accumulated other comprehensive loss                 (345)    (366)
  Accumulated deficit                              (180,479) (193,530)
     Total stockholders' equity                       90,729   71,741

     Total liabilities and stockholders' equity     $110,758 $ 90,574
















                          See accompanying notes.
                THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)


                                                      Year Ended
                                      1/2/00       1/3/99     12/28/97
Product sales                         $86,203     $73,495     $58,452

Collaborative research and development
  revenues                                 --          --       2,331

Interest, investment and other income   6,267       4,373      4,313

     Total revenues                    92,470      77,868      65,096

Cost of goods sold                     20,284      20,805      22,029

Research and development expense       25,517      26,441      28,894

Selling, general and administrative
  expense                              32,277      34,535      39,914

Interest expense                          551         773         705

     Total expenses                    78,629      82,554      91,542

Net income/(loss) before taxes         13,841     (4,686)    (26,446)

Provision for income taxes                790        --          --

Net income/(loss)                     $13,051    $(4,686)   $(26,446)

Net income/(loss) per share (basic)    $ 0.34    $ (0.12)     $(0.71)

Net income/(loss) per share (diluted)  $ 0.32    $ (0.12)     $(0.71)

Weighted average number of common shares
  outstanding (basic)                  38,825      38,172      37,083

Weighted average number of common shares
  outstanding (diluted)                40,284      38,172      37,083





















                          See accompanying notes.
                THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)

                  Shares                                Accumulated   Total
                  of            Additional   Accumulated  Other       Stock-
                  Common  Par   Paid-in      Earnings/   Comprehensive Holders'
                  Stock   Value Capital      Deficit     Income/(Loss) Equity

Balance, December 29, 1996  36,061    $361  $237,809 $(162,398) $(911) $74,861

Net loss for 1997             --      --      --  (26,446)       -- (26,446)
Other Comprehensive Income:
Net unrealized investment gain  --      --        --       --      373      373
Foreign currency translation
 adjustment                     --    --      --        --       30       30
Comprehensive Loss                                                     (26,043)
Issuance of stock:
  To 401K plan               105       1   1,253        --       --    1,254
  Restricted Stock            27      --      50        --       --       50
Payments for past royalties   45       1     255       --       --       256
Private placement of Common
 Stock                     1,000      10  20,865        --       --   20,875
Exercise of stock options    425       4   2,398       --       --      2,402
Issuance of warrant           --      --     165        --       --      165
Expenses related to
 Registration of Common Stock   --      --     (158)    --       --     (158)

Balance, December 28, 1997  37,663     377  262,637 (188,844)   (508)  73,662

Net loss for 1998             --      --      --   (4,686)       --  (4,686)
Other Comprehensive Income:
Net unrealized investment gain  --      --        --       --       96      96
Foreign currency translation
 adjustment                   --      --      --        --       46       46
Comprehensive Loss                                                     (4,544)
Issuance of stock:
  To 401K plan               179       2     945        --       --      947
  Restricted Stock           389       3      --        --       --        3
  Issuance of shares          10      --      50        --       --       50
Amortization of Restricted Stock --   --     1,035      --       --      1,035
Exercise of stock options     86       1       532       --       --      533
Warrant amortization          --      --       55       --       --       55

Balance, January 3, 1999  38,327     383 265,254 (193,530)    (366)   71,741

Net income for 1999           --      --      --    13,051       --   13,051
Other Comprehensive Income:
Net unrealized investment loss --      --        --       --    (421)      (421)
Foreign currency translation
 adjustment                   --      --      --        --      442      442
Comprehensive Income                                                   13,072

Issuance of stock to 401(k) Plan  67   --     752       --       --      752
Amortization of Restricted
 Stock & options              --      --   1,609        --       --     1,609
Exercise of stock options    892      10    4,214       --       --     4,224
Warrant amortization          --      --      56        --       --        56
Treasury stock at cost      (66)      --   (950)        --       --    (950)
Tax effect - stock options
 exercised                    --      --       225          --      --     225

Balance, January 2, 2000   39,220   $393 $271,160 $(180,479)   $(345)  $90,729

                          See accompanying notes.
                THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                               _________Year Ended
                                               1/2/00     1/3/99 12/28/97
Cash flows from operating activities:
  Net income/(loss)                          $13,051   $(4,686) $(26,446)

  Adjustments to reconcile net income/(loss) to net
  cash provided/(used) by operating activities:
     Depreciation and amortization             4,200      5,672    5,135
    Provision for bad debt                      240        373      206
     Issuance of Common Stock and warrants        56        105      421
     Stock based compensation and other        3,127      2,144    1,304
     Changes in assets and liabilities:
       Accounts receivable                   (1,108)      1,437      528
       Inventory                               (552)      4,964    (626)
       Prepaid expenses                          516      (232)    (199)
       Other current assets                        2      (344)    (169)
       Accounts payable                        (236)      1,375      810
       Accrued expenses and other current
liabilities.................................... 1,390     1,348    (1,673)
       Deferred liability.....................  3,018        --     --

     Net cash provided/(used) by operating
     activities                                23,704    12,156 (20,709)

Cash flows from investing activities:
  Purchases of short- and long-term investments  (49,245) (29,595) (30,375)
  Sales of short- and long-term investments   46,283     13,711   50,798
  Restricted cash                              6,408         --  (5,000)
  Purchases of property, plant and equipment (1,503)    (1,790)  (1,892)

     Net cash provided/(used) by investing
     activities                                1,943   (17,674)   13,531

Cash flows from financing activities:
  Proceeds from issuance of Common Stock......... --         --   20,875
  Purchase of Treasury Stock                   (950)         --       --
  Exercises of stock options                   4,224        533    2,402
  Expenses related to registration of Common Stock. --       --    (158)
  Principal payments under note payable        (883)      (303)    (303)
  Principal payments under capital lease obligations. (2,093) (1,920  (2,273)

     Net cash provided/(used) by financing
     activities                                    298  (1,690)     20,543

Effects of exchange rate changes on cash           442      46         30

Net increase/(decrease) in cash and cash equivalents.26,387 (7,162)   13,395

Cash and cash equivalents at beginning of year    8,074   15,236      1,841

Cash and cash equivalents at end of year        $34,461    $ 8,074  $15,236








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

The Company markets ABELCET in the U.S. and Canada, with its own sales force. For other countries, the Company's strategy is to market ABELCET through marketing partners. Specific marketing partnerships are determined on a country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received.

The   Company   is  developing  EVACET  (formerly  TLC  D-99),   liposomal
doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers.

The Company has a continuing discovery research program concentrating on oncology treatment and has a number of products in research. These products include: bromotaxane (hydrophobic derivatives of paclitaxel), some of which have shown anticancer activity in several experimental models; ceramides and sphingosines (molecules widely implicated in cell differentiation and apoptosis) certain of which the Company has identified as displaying anticancer activity; and fusogenic liposomes (liposomes specifically designed to fuse to cell membranes), which the Company hopes to use for the efficient delivery of genes to their intended targets.

On December 9, 1999 the Company announced its participation in the New Jersey Technology Tax Transfer Program (the "Program"). The state of New Jersey has authorized the Company to sell $10 million in New Jersey State income tax benefits over the next several years. During the fourth quarter of 1999, the Company received $3,018,000 from the sale of $3,659,000 of its New Jersey State net operating loss carryforwards.
These funds have been included as cash reserves with an offsetting deferred liability recorded. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey during the year 2000. Accordingly, the recognition of the tax benefit has been deferred until all conditions stipulated in the Program have been met.

In 1997, the Company entered into agreements to settle patent litigation with the University of Texas and M.D. Anderson Cancer Center ("UT") and with NeXstar Pharmaceuticals, Inc. ("NeXstar"), (now Gilead Sciences, Inc.) and Fujisawa U.S.A., Inc. Under the UT settlement the Company received an exclusive license under UT's patent, paid past royalties on sales of ABELCET agreed to pay royalties on future sales, and issuedto UT a ten-year warrant to purchase 1,000,000 shares of the Company's Common Stock at $15.00 per share. Under the NeXstar settlement, the Company received an initial payment of $1,750,000 in 1997 and began receiving quarterly minimum payments in 1998. These payments are classified as interest, investment and other income based on worldwide sales of AmBisome. The cumulative amount of these receipts through year-end 1999 is approximately $6.0 million.

On April 22, 1998 the Company announced it had entered into a three-year contract manufacturing agreement with AstraZeneca PLC ("Astra")
(formerly Astra USA, Inc.). The Company is processing and packaging Astra's M.V.I.r-12 Unit Vial, an injectable multi-vitamin product used by severely ill, hospitalized patients in need of nutritional supplements. The product is processed and packaged at the Company's Indianapolis facility, taking advantage
               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

of its modern, large-scale capabilities. Under the terms of the agreement, Astra supplies bulk quantities of the vitamin product and the Company sterilizes, fills, packages and performs quality control on M.V.I.r-12 Unit Vial. In early 1999, the Company commenced manufacturing and recording revenues related to Astra.

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

Advertising:

  Advertising   costs  are  expensed  in  the  period  incurred.   Total
advertising costs were approximately $230,000 in 1999, $190,000 in 1998, and $800,000 in 1997.

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

Investments:

  Short-term investments represent marketable securities available for operations, all of which have been classified as available for sale. These investments are stated at fair value, determined at January 2, 2000. Fair values may not be representative of actual values of financial investments that could be realized in the future.

  For the years ended January 2, 2000, January 3, 1999 and December 28, 1997, investment income included gross realized gains of $20,000, $0, and $2,800 and realized losses of $0, $0, and $9,100, respectively. At January 2, 2000, January 3, 1999 and December 28, 1997, investments included gross unrealized losses of $433,000, $12,000, and $108,000, respectively, and no gross unrealized gains for the periods. In computing realized gains
               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

and losses, the Company computes the cost of its investments on a specific identification basis. The fair values of investment securities maturing within one year was $29,618,000.

Restricted Cash:

  The  Company  has  entered  into certain financing  arrangements  that
require   the   issuance  of  letters  of  credit  that  are   partially
collateralized by specific securities. The aggregate amount of these securities is segregated and identified as restricted cash. The Company is also required to maintain minimum cash balances in connection with certain of these financings.

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

Basic and Diluted Income/(Loss) Per Share:

  Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. For 1998 and 1997, the Company had not included potential common shares in the diluted per share computation as the result is anti-dilutive.
               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

                              In Thousands


                                              For the years ended


                                     1/2/00     1/3/99   12/28/97
     Weighted average number of sh
ares of                              38,825     38,172    37,083
      Common Stock outstanding
      Dilutive  stock options  and    1,459         --        --
warrants

     Shares used in calculating
      diluted earnings per share     40,284     38,172    37,083

  The numerator and denominator of the basic and diluted per share computations were as follows:

                  In Thousands Except Per Share Amounts

                                                 Weighted
                                     Net Income/ Average    Per Share
                                       (Loss)     Shares      Amount
Year Ended January 2, 2000
  Basic income per share
     available to Common Stockholders $ 13,051   38,825      $0.34

  Diluted income per share
     available to Common Stockholders $ 13,051   40,284      $0.32

Year Ended January 3, 1999
  Basic and diluted loss per share
     available to Common Stockholders $ (4,686)  38,172     $(0.12)

Year Ended December 28, 1997
  Basic and diluted loss per share
     available to Common Stockholders $(26,446)  37,083     $(0.71)


  Basic and diluted net income/(loss) per share is calculated using the weighted average number of common shares for all periods presented.

  Options and warrants to purchase 6,106,753 shares of Common Stock at a range of $1.19 - $27.63 per share were outstanding during 1999. The options and warrants expire on various dates from April 1, 2000 to December 27, 2009.

Reclassification:

  Certain reclassifications have been made to the prior year financial statement amounts to conform to the presentation in the current year financial statements.

Foreign Currency Transactions:

  Generally, Consolidated Balance Sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation  adjustments  have been included  in  the  foreign  currency translation adjustment as a separate component of Consolidated Stockholders' Equity. Amounts related to transactions in the Consolidated Statements of Operations have been translated using the average exchange rates in effect each year and transaction gains and losses have been included therein as other income. During 1999, the Company realized $284,000 foreign currency transaction losses, $122,000 in losses in 1998, and $65,000 in losses in 1997.



               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)


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

2. Stockholders' Equity:

Common Stock:

  On April 23, 1997 the Company issued 1,000,000 shares of Common Stock at $20.875 per share to an investment company wholly owned by a private investor for cash of $20,875,000. At February 29, 2000, this investor has reported total holdings of 22.66% of the Company's outstanding shares of Common Stock.

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

     In July 1997, the Board of Directors approved the repricing of certain stock options. In connection therewith, employees were offered an opportunity to have certain stock options repriced to the then current market price. In exchange for obtaining a lower price, the option holders were required to surrender 20% of the shares covered by their options and to wait a full year before they could exercise any of the repriced options. The repricing was effected either as an amendment of the existing option or as the surrender of the existing option and issuance of a new option, depending on the plan under which the option was issued. The repricing did not affect the term of the options; all repriced options expire ten years from their original date of grant, and the normal
               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

vesting   schedule  will  resume  after  the  one-year  waiting  period.
Substantially all of the options eligible for repricing were surrendered and repriced.

  In September 1998, the Board of Directors approved a repricing of certain stock options under similar conditions as noted above. However, in this instance the option holders were required to surrender 10% of the shares covered by the options in exchange for the issuance of a new option. The majority of the options eligible for repricing were surrendered and repriced.

  During 1999, the Company revised its Director Compensation Plan by increasing the annual retainer to $16,000, payable quarterly in shares of Common Stock on the last day of each quarter in which the Director serves.

  The table below summarizes the stock option activity under all of the Company's plans for the years 1997, 1998, and 1999:
                                                         Weighted
                                    Weighted             Average
                          Number    Average   Exercise    Fair
             Options     of Options Exercise    Price     Value at
             Exercisable  Outstanding  price  Per Share   Grant Date



Outstanding 12/29/96 1,727,094 4,352,523      $ 10.74     $ 1.03-25.13
Granted                  3,486,637     8.11    4.94-27.63 $ 5.56
Exercised                (425,428)     5.47    1.03-23.25
Forfeited               (2,432,982)   14.80    5.19-27.63

Outstanding 12/28/97 1,828,648 4,980,750       $ 7.39     $ 1.03-24.38
Granted                  2,788,101     4.77    3.69-12.50 $ 3.07
Exercised                 (85,723)     6.19    1.19- 8.75
Forfeited               (2,883,291)    7.92    4.06-21.00

Outstanding 1/3/99  2,108,988 4,799,837        $ 5.54     $ 1.03-24.38
Granted                  1,336,300     9.42    7.13-27.63 $ 6.02
Exercised                (892,353)     4.73    1.03-18.50
Forfeited                (187,031)     7.10    4.22-15.00

Outstanding 1/2/00  2,856,180 5,056,753        $ 6.65     $ 1.19-27.63

The weighted average remaining contractual lives of outstanding options at January 2,2000 as approximately 7.1 years.

  The   following  table  summarized  information  about  stock  options outstanding at January 2, 2000:
                        OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                             Weighted  Weighted              Weighted
                 Number      Average    Average    Number     Average
  Range of     Outstanding  Remaining  Exercise  Exercisable  Exercise
               at 1/2/00      Life      Price    at 1/2/00    Price


    $1.19-$4.25  2,148,410      6.2       $4.12   1,585,465    $4.08

    $4.31-$7.25  1,891,818      8.1       $6.42     755,828    $5.59

    $7.38-$27.63 1,016,525      7.2      $12.44     514,887   $11.35

    $1.19-$27.63 5,056,753      7.1       $6.65   2,856,180    $5.79


  The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense has been recognized to the extent applicable in the financial statements in respect to the above plans in accordance with APB No. 25. Had
               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No.
123 "Accounting for Stock Based Compensation", the Company's net income/(loss) and net income/(loss) per share applicable to Common Stock would have been adjusted to the pro forma amounts below:

                                        1999      1998        1997
Pro Forma net income/(loss)......$ 6,696,000    $(12,571,000) $(35,197,000)

Pro Forma net income/(loss) per share
  (basic)......................   $      0.17   $      (0.33) $      (0.95)

Pro Forma net income/(loss) per share
  (diluted)....................   $      0.17   $      (0.33) $      (0.95)

  As options and stock awards vest over several years and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

  The pro forma compensation expense related to these plans of $6,355,000, $7,885,000, and $8,751,000 for 1999, 1998 and 1997,
respectively, was calculated based on the fair value of each option grant using the Black-Scholes Model with the following weighted-average assumptions used for grants:
                                        1999      1998      1997
Dividend Yield                          0.0%       0.0%      0.0%
Expected Volatility                    82.0%      84.0%     84.0%
Risk Free Interest Rate                 4.6%       4.6%      5.7%
Expected Option Lives (years)           6.8        7.6       7.5

4. Property, Plant and Equipment:

  Property, plant and equipment consists of the following:

                                           1999           1998
Building and building improvements      $6,543,000     $6,504,000
Land and land improvements                 685,000        614,000
Furniture and fixtures                   1,858,000      1,971,000
Machinery and equipment                 20,731,000     19,882,000
Leasehold improvements and other         6,137,000      6,023,000
Construction in process                     10,000        811,000
Machinery and equipment and leasehold
     improvements under capital lease   15,675,000     15,675,000
Total property, plant and equipment     51,639,000     51,480,000
Less: Accumulated depreciation and
     amortization                       (31,662,000) (28,315,000)
Net property, plant and equipment....   $19,977,000   $23,165,000


5. Inventories:

  The components of inventory are as follows:

                                           1999           1998
Finished goods                          $ 2,858,000   $ 2,710,000
Work in process                             479,000     1,271,000
Raw materials                             2,594,000     1,374,000
Supplies                                    187,000       211,000
Total                                   $ 6,118,000    $5,566,000


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

6. Commitments and Contingencies:

Operating Leases:

  The initial term of the Company's lease for its research facility in Princeton, New Jersey expires in December 2006 with two five-year renewal options. The lease is collateralized by an investment letter of credit of $1,100,000. Rent expense was approximately $568,000, $568,000 and $627,000 for the years 1999, 1998 and 1997, respectively.

  The Company's administrative, marketing and executive offices are located in leased space in Princeton, New Jersey. The lease for the premises expires in February 2003. Rent expense was approximately $712,000 for 1999, $792,000 for 1998 and $818,000 for 1997.

  The Company has administrative and marketing offices in London, England. A ten year agreement was signed in October 1996, expiring in September 2006. Rent expense was approximately $268,000, $342,000 and $284,000 for 1999, 1998 and 1997, respectively.

  The Company leases a warehousing facility in Cranbury, New Jersey. This lease agreement was originally signed in January 1995 expired in December 1997 and was extended to March 2002. Rent expense for this facility totaled approximately $72,000, $88,000 and $77,000 for the years 1999, 1998 and 1997, respectively.

  In June 1999, the Company signed a five year agreement with Xerox Corporation to lease copiers for the Princeton locations. Rent expense related to this agreement was $43,000 for 1999.

  Total rental expense under all operating leases (including those above) was approximately $1,921,000, $2,184,000 and $2,180,000 for 1999,
1998 and 1997, respectively.

  The Company's future minimum lease payments under noncancelable operating leases at January 2, 2000 are as follows:

               2000                  $1,693,000
               2001                   1,690,000
               2002                   1,755,000
               2003                   1,736,000
               2004 and thereafter    2,836,000
                Total                $9,710,000

Capital Leases:

  In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, return or purchase the equipment. In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment. In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively. These amounts have been financed as a capital lease obligation under the lease agreement over a three-year period. The lease is collateralized by $4,122,000 in standby letters of credit which are in turn collateralized by AAA rated securities owned by the Company. Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum balance of $25,000,000 in cash and marketable securities, including those securities collateralizing the letters of credit.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

  The following is a schedule by year of future minimum payments under capital leases together with the present value of the minimum lease payments and the capital lease portion of certain classes of property as of January 2, 2000.

         2000                                 $2,442,000
         2001                                  1,333,000
         2002                                  1,220,000
     Total minimum lease payments              4,995,000
     Less: Amount representing interest         (486,000)
     Present value of minimum lease payments  $4,509,000

Classes of Property:

     Machinery and equipment              $11,470,000
     Leasehold improvements                 4,205,000
     Total machinery and equipment and
         Leasehold improvements            15,675,000
     Less: Accumulated amortization       (11,083,000)
     Net machinery and equipment and leasehold
         improvements                      $4,592,000

Lines of Credit:

  The Company completed a U.S. working capital revolving credit line agreement in early 1997, with a maximum capacity of $14,000,000. All borrowing must be secured by approved accounts receivable and finished goods inventories. There have been no advances made against this line through the end of 1999. This agreement expired in January 2000 and the Company has chosen not to renew it.

  As part of the agreement to repurchase the development, manufacturing and marketing rights to EVACET, the Company has obtained from Pfizer, a credit line of up to $10,000,000 to continue the development of EVACET. To the extent that any funding is actually used by the Company, the outstanding principal and interest would be repayable on the earlier of 180 days after FDA clearance to market EVACET or in twenty quarterly installments commencing July 14, 2002. There have been no advances made against this line through the end of 1999.

Legal Proceedings:

   The Company is a party in an adversarial proceeding filed in the United States Bankruptcy Court in Delaware by a chapter 7 bankruptcy trustee for the estate of the FoxMeyer Corporation, et al. The complaint seeks to avoid and recover purported preferential transfers pursuant to 11 U.S.C. Section 547 and Section 550 from the Company in the amount of $2.3 million.

   The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.


7. Long-term Debt:

   During 1999, the Company repaid the remaining principal balance and accrued interest on a mortgage-backed note which it used to partially fund the purchase of its manufacturing facility in Indianapolis, Indiana. Principal payments of $25,225 plus accrued interest were payable monthly through November 2001. The interest rate was based on the prime rate plus 1/2%, with a floor and ceiling of 6% and 10%, respectively.

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

8. Supplemental Information:

Accrued Expenses and Other Current Liabilities:
The components of accrued expenses and other current liabilities are as follows:

                                            1999       1998
  Accrued expenses for preclinical
    and clinical programs               $1,309,000  $1,681,000
  Accrued bonus                          1,583,000   1,396,000
  Accrued royalty/licensing payments     1,505,000   1,110,000
  Accrued   sales,   marketing   and
  administrative                         1,347,000     851,000
  Accrued taxes                            975,000     313,000
  Accrued wages and vacation               899,000     774,000
  Other                                   1,129,000  1,232,000
  Total                                 $8,747,000  $7,357,000

Statement of Cash Flows:                 1999     1998       1997

     Supplemental disclosure of cash
       flow information:

     Cash paid during the year for interest $586,000 $823,000   $786,000

     Non-cash transaction: Refinancing
       of capital lease               $     --  $495,000 $1,583,000

9. Income Taxes:

   The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.



               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

Significant components of the Company's deferred tax liabilities and assets as of January 2, 2000 and January 3, 1999 are as follows:

Deferred tax assets                      1999        1998
Temporary Items













  Fixed and intangible                 $            $
 assets.............                 3,504,000    4,035,000
  Reserves and allowances            3,718,000    2,285,000

  Inventory........................  1,374,000    784,000

  Deferred income and miscellaneous    316,000     242,000


 Total............................   8,912,000    7,346,000
 ....

Net Operating Loss Carryforwards





























  Federal..........................    62,882,000  66,875,000
 .......
  State (net of Federal                5,811,000   8,869,000
 benefit)..........
  Foreign                               1,129,000   1,278,000
 ................................
                                       69,822,000  77,022,000
 Total............................
 ....

Credit Carryforwards


















  Federal..........................   6,185,000    6,271,000

  State (net of Federal                1,247,000   1,247,000
 benefit)..........

 Total............................    7,432,000     7,518,000
 ..

Total deferred tax assets            86,166,000    91,886,000


Valuation allowance for deferred tax assets



















 .


 .
 .
 .
 .
 .
 .
 .
 .
 .
 .





































  Federal..........................    (76,712,00   (79,448,00
 .......                                     0)          0)
  State............................    (8,325,000)  (11,160,000)
 .......
  Foreign..........................    (1,129,000)   (1,278,000)
 .......
Total                                 (86,166,000)   (91,886,000)




 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
 .
Net deferred tax assets                $--        $--







































After 18 years of consecutive losses, the Company reported its first profitable year in 1999. The future profitability of the Company in the competitive biopharmaceutical industry depends on maintaining market share for ABELCET, the Company's sole marketed product, developing new products in view of the delay in getting EVACET approved in the United States and pursuing strategic alternatives that might include merger, acquisition or product in-licensing opportunities. As these factors could significantly reduce future profitability or cause the Company to incur operating losses, the Company believes that the deferred tax asset should not presently be realized. Accordingly, the Company has provided a valuation allowance against the net deferred tax debits due to this uncertainty. The decrease in valuation allowance for the year ended January 2, 2000 was $5,720,000 preceded by an increase for the year ended January 3, 1999 of $15,168,000. Contingent upon the achievement of profitability for two consecutive years coupled with the above factors being successfully addressed, management will recognize the tax benefit in accordance with SFAS No. 109.

At January 2, 2000, the Company had approximately $179,664,000 of net operating loss carryforwards and $5,950,000 of general business credit carryforwards for U.S. Federal income tax purposes. These carryforwards expire in the periods 2000 through 2018. The utilization of the net operating loss and general business credit carryforwards may be impacted by the exercise of Common Stock options (see note 3). In addition, the Company has $235,000 of AMT credit carryforward which do not expire. The timing and manner in which these losses are used may be limited as a result of certain ownership changes that may occur as defined by IRS Regulations under Section 382.


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)
For financial reporting purposes, income before taxes includes the following components.


































                                        1999          1998
Pretax income:

   United States                      $15,940,00      $(3,346,000)

   Foreign....................        (2,099,000)     (1,340,000)
   ......

   Total                              $13,841,000)    (4,686,000)
   ....

significant components of the provisions for income tax attributable to continuing operations are as follows:

                                        1999          1998

 Current:

   Federal....................       $  520,000        --
   ......
   State......................          170,000        --
   ......
   Foreign....................          100,000        --
   ......
 Total                               $  790,000        --



The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal statutory tax rates to income tax expense for the year ending January 2, 2000 is:


                                      Amount      Percentage
 Taxes at U.S. Statutory
Rate......                          $4,844,000          35.0%
 State income
taxes................                 170,000            1.2%
 Permanent
Differences.............              140,000            1.0%
 Change in valuation
allowance.....                      (5,719,000)      (41.3)%

 Alternative Minimum Tax (net
of state benefit)                     520,000             3.8%
 ............
 Foreign Operations                   835,000             6.0%

 Total income tax
expense..........                   $ 790,000            5.7%

Earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. To date, all such amounts are immaterial.


               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

10. Geographic Segment Data:

  The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe). Financial Data (in thousands of dollars) for the years 1999, 1998 and 1997 is as follows:

Year Ended January 2, 2000
                                     Domestic International  Total
Sales to unaffiliated customers       $ 69,126    $ 17,077  $ 86,203
Interest, investment and other income    6,483       (216)     6,267

     Total revenue                    $ 75,609    $ 16,861  $ 92,470

Net income                            $ 12,816    $    235  $ 13,051

Identifiable assets at January 2, 2000 $105,903   $  4,855  $110,758

Year Ended January 3, 1999
                                     Domestic International  Total
Sales to unaffiliated customers       $ 58,936    $ 14,559  $ 73,495
Interest, investment and other income    4,355          18     4,373

     Total revenue                     $63,291     $14,577   $77,868

Net loss                              $(3,260)    $(1,426)  $(4,686)

Identifiable assets at January 3, 1999 $85,414    $ 5,160    $90,574

Year Ended December 28, 1997
                                     Domestic International Total
Sales to unaffiliated customers       $ 49,273     $ 9,179  $ 58,452
Collaborative research and development
     revenues                            2,331          --     2,331
Interest, investment and other income    4,292          21     4,313

     Total revenue                    $ 55,896     $ 9,200  $ 65,096

Net loss                              $(25,694)   $  (752)  $(26,446)

Identifiable assets at December 28, 1997 $ 86,402 $ 5,098   $91,500

11. Savings and Investment Retirement Plan:

  The Company has adopted a 401(k) Profit Sharing Plan and Trust ("401(k) Plan") for eligible employees and their beneficiaries. The 401(k) Plan provides for employee contributions through a salary reduction election. Employer discretionary matching contributions are determined annually by the Company and vest over a maximum of a five-year period of service. For the plan years ended January 2, 2000, January 3, 1999 and December 28, 1997, the Company's discretionary matching was based on a percentage of salary reduction elections in the form of the Company's Common Stock.

12. Major Customer and Research and Development Revenue Data:

  In the United States, the Company sells ABELCET to national and regional wholesalers who in turn re-sell the product to hospitals and other service providers. Internationally, sales are primarily made directly to hospitals. Pursuant to marketing/distribution agreements with the Company in France, Italy, Spain and certain other countries, ABELCET is sold to local pharmaceutical companies who then re-sell the product to hospitals.
               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

  For the years ended January 2, 2000, January 3, 1999 and December 28, 1997 sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any year were as follows:
                          1999        1998         1997
          Customer A      21%          21%          20%
          Customer B      21%          23%          25%
          Customer C      13%          13%          14%
          Customer D      13%           14%         16%

  The Company had entered into various collaborative research and development contracts. The Company earned substantially all of its research and development revenues from one corporate sponsor in 1997. The absence of collaborative research and development revenue in 1999 and 1998 is due to the termination of the collaborative research and development agreement with Pfizer in mid-1997. Payments by corporate sponsors that comprised 10% or more of the Company's total revenues, pursuant to collaborative agreements and licensing and other fees as reported in the statements of operations were $2,331,000 from Pfizer in 1997.

13. Summary of Quarterly Financial Data (Unaudited):

  Summarized quarterly financial data (in thousands, except for per share data) for the years ended January 2, 2000 and January 3, 1999 are as follows:

                                               Quarter

1999                          First    Second     Third    Fourth
Total revenues              $20,728   $23,704   $23,416   $24,622
Total expenses               18,319    20,931    20,025    19,354

Net income before taxes     $ 2,409   $ 2,773   $ 3,391   $ 5,268

      Provision for income taxes   $    --    $    --   $   300  $   490

Net income....................          $ 2,409   $ 2,773  $ 3,091      $ 4,778

Net income per share (basic)            $  0.06   $  0.07    $  0.08   $  0.12

Net income per share (diluted)         $  0.06   $  0.07  $  0.08     $  0.12

Weighted average shares
     outstanding (basic)     38,378      38,635    38,958   39,140
Weighted average shares
     outstanding (diluted)   40,025   40,272  40,587     40,298

                                                 Quarter

1998                          First    Second     Third    Fourth
Total revenues              $17,094   $20,225   $18,647   $21,902

Total expenses               22,171    21,072    18,955    20,356

Net income/(loss           $(5,077)  $  (847)  $  (308)   $ 1,546

Net income/(loss) per share
     (basic)                $ (0.13)   $ (0.02)  $ (0.01) $  0.04

Net income/(loss) per share
     (diluted)              $ (0.13)   $ (0.02)  $ (0.01) $  0.04

Weighted average shares
     outstanding (basic)     37,846    37,992    38,050    38,254

Weighted average shares
     outstanding (diluted)   37,846    37,992    38,050   39,856

               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

         Notes to Consolidated Financial Statements-(Continued)

   Net  income/(loss) per share of Common Stock amounts  are  calculated
independently  for  each  of the quarters presented.   The  sum  of  the
quarters may not equal the full year amounts.

14.  Unusual Charges and Credits:

    The Company recorded approximately $3,900,000 of unusual charges for 1997 following unfavorable results of a pivotal Phase III study of
VENTUSTM. The primary component of this charge related to an organizational restructuring expense of $2,550,000 (classified as selling, general and administrative expense). A total of 137 positions were eliminated as a result of the restructuring. The balance of the charges were attributable to a provision for royalties on past sales of ABELCET of $768,000 to settle certain litigation concerning that product, including the pro-rata amortization of a ten-year warrant issued as part of the settlement (classified as cost of goods sold), and certain manufacturing overhead costs of $570,000 following the unfavorable VENTUSTM clinical results, (classified as research and development expense).

   On August 11, 1997, the Company entered into a settlement agreement with NeXstar and Fujisawa USA, Inc., relating to litigation regarding the Company's liposome drying technology patents. Pursuant to this settlement agreement, the Company received an initial payment of $1,750,000 and began receiving quarterly minimum payments in 1998, included in interest, investment and other income, as well as the right to receive future royalty payments based on sales of AmBisome beginning in 1998.

15.   Subsequent Event:

Merger with Elan Corporation, plc

On March 6, 2000 the Company announced that they have entered into a definitive merger agreement under which Elan Corporation, plc ("Elan") will acquire the Company. Under the terms of the agreement, Elan will acquire all of the Company's outstanding stock in a tax-free, stock-for-stock transaction. The Company's shareholders will receive 0.3850 of an Elan ADR for each share of The Liposome Company stock. Based on the closing price on March 3, 2000 of $39.6875, the transaction has a value of $15.28 per Company share and an aggregate value of approximately $575 million, including options and warrants and adjusting for net cash on the Company's balance sheet and before the contingent payment described below. Elan may make a cash payment to the Company shareholders of up to $98 million, contingent partly on the approval of EVACET for the European Union, and partly on EVACET reaching certain sales milestones outside the U.S. Elan has also entered into an agreement with Ross Financial Corporation, the Company's major shareholder, to vote in favor of the transaction. The transaction is subject to regulatory and the Company's shareholder approvals and is expected to close in the second quarter of 2000.



    REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of The Liposome Company, Inc.:




Our audits of the consolidated financial statements referred to in our report dated February 4, 2000 (except for Note 15, as to which the date is March 14, 2000) appearing in Item 14 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Florham Park, New Jersey
February 4, 2000






               THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

                    Valuation and Qualifying Accounts
                               Schedule II


Column A                   Column B   Column C     Column D    Column E

                                      Additions
                           Balance     Charged                Balance at
                              at         to                       End
                          Beginning   Costs and   Deductions   of Period
                          of Period   Expenses

Year Ended January  2, 2000
Valuation Allowance for
Sales                  3,052,000     $  $40,231,000  $(38,736,000) $4,547,000
 Rebates and
Discounts.......
Allowance for Doubtful
Accounts............   $579,000            $299,000     $(59,000)    $819,000
 ..
Valuation Allowance for
  Income Taxes         $91,886,000       $       --    $(5,720,000)  $86,166,000


Year Ended January 3, 1999
Valuation Allowance for
Sales Rebates and
Discounts                $3,789,000   $30,460,000  $(31,197,000)   $3,052,000


Allowance for Doubtful
Accounts.................  1,285,000    373,000  (1,079,000)        $579,000
 ..
Valuation Allowance for
  Income Taxes            $76,718,0  $15,168,000      $--         $91,886,00



Year Ended December 28, 1997

Valuation Allowance for
Sales Rebates and
Discounts                   $609,000     $13,711,000   $(10,531,000) $3,789,000

Allowance for Doubtful

Accounts.................  1,079,000    256,000      (50,000)   1,285,000
 ..
Valuation Allowance for
  Income Taxes             $65,752,000  $10,966,000  $    --    $76,718,000




Item l4(a)3.  Exhibits to Form l0-K

     (A)  Exhibits
          Each management contract or compensation plan required to be filed pursuant to Item 601 of Regulation S-K is reflected in Exhibit numbers 10-01, 10-02, 10-03 and 10-04.

Exhibit
Number

3(i)-01 Restated  Certificate of Incorporation of the Company, including
        Designation of Preferences of Series A Cumulative Convertible Exchangeable Preferred Stock, as amended through July 12, 1999.
3(ii) By-Laws of the Company. (Filed with Registration No. 33-23292, and incorporated herein by reference thereto.)

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

10-05-01 Agreement dated July 8, 1999 amending the Employment Agreement dated June 1, 1995 between the Company and Charles A. Baker.

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

10-15      Settlement Agreement dated August 11, 1997 among The Liposome
        Company, Inc NeXstar Pharmaceuticals, Inc. ("NeXstar"), (now Gilead Sciences, Inc.) and Fujisawa USA, Inc. (Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, and incorporated herein by reference thereto.)

10-16 Form of Executive Severance Agreement executed with each Vice President dated as of January 22, 1998. (Filed with the
        Company's  Annual  Report  on Form  10-K  for  the  year  ending
        January 3, 1999.)

10-17 Form of Indemnification Agreement executed with each officer and director of the Company.

10-18 Agreement dated March 1, 1999 between the Company and Wyeth-Ayerst International Inc.

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





                              EXHIBIT INDEX


EXHIBIT NO.                                                 PAGE


21.  Subsidiaries                                            63

23.  Consent of Independent Accountants                      64

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


     Liposome Holdings, Inc.                 Delaware


     Nichiyu Liposome Company, Ltd.          Tokyo, Japan


     The Liposome Manufacturing              Delaware
         Company, Inc.


     The Liposome Company Ltd.               United Kingdom


     Laboratoires Liposome                        France


     Liposome SL                                  Spain


     Liposome Pty Ltd.                            Australia


     Liposome Canada Inc.                         Canada


     Liposome SrL                                 Italy


     Liposome S.a.r.l.                            Switzerland


     Liposome B.V.                           Netherlands


                               EXHIBIT 23


                   CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-20339 and 333-20341) of The Liposome Company, Inc. of our report dated February 4, 2000 (except for
Note 15, as to which the date is March 14, 2000) relating to the financial statements, which appears in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated
February 4, 2000 relating to the financial statement schedule, which appears in this Form 10-K.



PricewaterhouseCoopers LLP


Florham Park, New Jersey
March 28, 2000





                               SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March, 2000.


                           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
                           By:     /S/  Charles A. Baker
                                        Charles A. Baker

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 28th day of March, 2000 on behalf of the Registrant and in the capacities indicated.


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


/S/  James G. Andress                                           Director
     James G. Andress


/S/  Morton Collins, Ph.D.                                       Director
     Morton Collins, Ph.D.


/S/  Stuart F. Feiner                                           Director
     Stuart F. Feiner


/S/  Robert F. Hendrickson                                       Director
     Robert F. Hendrickson


/S/  Kenneth E. Johns, Esq.                                      Director
     Kenneth E. Johns, Esq.

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