Form 10-Q
period 2000-04-02
LIPOSOME CO INC
filed 2000-05-10
CIK 786557

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

       Washington, D. C.  20549

              FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period ended April 2, 2000    Commission file number 0-14887

T H E   L I P O S O M E   C O M P A N Y,   I N C.
(Exact name of registrant as specified in its charter)


            Delaware                          22-2370691
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)



      One Research Way, Princeton Forrestal Center, Princeton, N.J.  08540
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,including area code: (609) 452-7060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X           No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

      Class                           April 24, 2000
Common Stock, $.01 par value           40,025,839



THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                            PAGE NO.
Part I.  FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Consolidated Balance Sheets as of
         April 2, 2000 and January 2, 2000                     3

         Consolidated Statements of Operations
         For the Three Month Periods Ending
         April 2, 2000 and April 4, 1999                       4

         Consolidated Statements of Cash Flows
         for the Three Month Periods Ending
         April 2, 2000 and April 4, 1999                       5

         Notes to Consolidated Financial Statements            6-8

         ITEM 2

         Management's Discussion  and  Analysis of Financial
         Condition and Results of Operations                   9-15

Part II. OTHER INFORMATION                                     16

Signatures                                                     17

*********************************************************

Note concerning trademarks:        Certain names mentioned in this report are
                                   trademarks owned by The Liposome Company, Inc. or its affiliates or licensees.
                                   ABELCET(R) is registered trademark of The
                                   Liposome Company, Inc.


                         Page 2 of 17

  THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
                (In thousands)
                (Unaudited)

                    ASSETS
Current assets:                                  4/2/00      1/2/00

  Cash and cash equivalents                    $ 45,239   $  34,461
  Short-term investments                         31,941      36,880
  Accounts receivable, net of allowance for
  doubtful accounts ($1,044 for 2000,
  $819 for 1999)                                  7,073       6,208
  Inventories                                     5,903       6,118
  Prepaid expenses                                  819         750
  Other current assets                              556         558
         Total current assets                    91,531      84,975

Property, plant and equipment, net               19,058      19,977
Restricted cash                                   5,514       5,522
Intangibles, net                                    274         284
       Total assets                            $116,377    $110,758

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                           $  2,171    $  3,755
    Accrued expenses and other current
    liabilities                                   9,418       8,747
    Deferred liability                            3,018       3,018
    Current obligations under capital leases      1,855       2,126
       Total current liabilities                 16,462      17,646

Long-term obligations under capital leases        2,102       2,383
       Total liabilities                         18,564      20,029

Commitments and contingencies

Stockholders' equity:
Capital stock:
  Common Stock, par value $.0l; 120,000 shares
  authorized; 39,893 and 39,220 shares issued
  and outstanding                                   400         393
Additional paid-in capital                      275,560     272,110
Treasury Stock at cost                             (885)       (950)
Accumulated other comprehensive loss               (544)       (345)
Accumulated deficit                            (176,718)   (180,479)
       Total stockholders' equity                97,813      90,729

       Total liabilities and
       stockholders' equity                    $116,377    $110,758

                     See accompanying notes.
                          Page 3 of 17

    THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
       (In thousands except per share data)
                   (Unaudited)

                                                 Three Months Ended
                                             4/2/00           4/4/99

Product sales                              $ 21,952         $ 19,341

Interest, investment and other income         1,758            1,387

     Total revenues                          23,710           20,728

Cost of goods sold                            4,394            4,663

Research and development expense              6,099            5,711

Selling, general and administrative
  expense                                     9,099            7,784

Interest expense                                 97              161

     Total expenses                          19,689           18,319

Net income before taxes                    $  4,021         $  2,409

Provision for income taxes                      260               --

Net income                                 $  3,761          $ 2,409

Net income per share (basic)               $   0.10          $  0.06

Net income per share (diluted)             $   0.09          $  0.06

Weighted average number of shares
outstanding (basic)                          39,377           38,378

Weighted average number of shares
outstanding (diluted)                        40,747           40,025


                     See accompanying notes.
                          Page 4 of 17

 THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
                (In thousands)
                   (Unaudited)
                                                 Three Months Ended
                                              4/2/00            4/4/99
Cash flows from operating activities:

   Net income                                 $ 3,761          $ 2,409
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization              1,028            1,053
     Provision for bad debts                      225               50
     Stock based compensation and other           390              689
     Changes in assets and liabilities
          Accounts receivable                  (1,090)            (326)
          Inventories                             215             (721)
          Prepaid expenses                        (69)             108
          Other current assets                      2              440
          Accounts payable                     (1,584)            (175)
          Accrued expenses and other current
            liabilities                           671             (891)

     Net cash provided by operating activities  3,549            2,636

Cash flows from investing activities:

  Purchases of short- and long-
  term investments                             (7,230)            (955)
  Sales of short- and long-term investments    12,110           10,747
  Restricted cash                                   8               --
  Purchases of property, plant and equipment      (99)            (382)

     Net cash provided by investing activities  4,789             9,410

Cash flows from financing activities:

  Exercises of stock options                    3,067               790
  Issuance of Treasury Stock                       65                --
  Principal payments under note payable            --               (76)
  Principal payments under capital lease
  obligations                                    (552)             (506)

     Net cash provided by financing activities  2,580               208

Effects of exchange rate changes on cash         (140)               36

Net increase in cash and cash equivalents      10,778            12,290

Cash and cash equivalents at beginning of
    the period                                 34,461             8,074

Cash and cash equivalents at end of
    the period                               $ 45,239          $ 20,364


                     See accompanying notes.
                          Page 5 of 17

          THE LIPOSOME COPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Basis of Presentation

The information presented at April 2, 2000, and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) that management at The Liposome Company, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The January 2, 2000 balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 2, 2000, which were included as part of the Company's Annual Report on Form 10-
K. Certain reclassifications may have been made to the prior year financial statement amounts to conform with the presentation in the current year financial statements.

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

                                              Three Months Ended
                                            4/2/00           4/4/99

     Weighted average number of shares
      of common stock outstanding          39,377,000      38,378,000
     Dilutive stock options and warrants    1,370,000       1,647,000

     Shares used in calculating
      diluted earnings per share           40,747,000      40,025,000

Weighted average number of diluted shares outstanding for the three month period ended April 2, 2000 and April 4, 1999, increased by 722,000 shares. The increase is primarily due to the impact of the exercise of stock options, partially offset by the reduction in contingently issuable shares.

On April 23, 1997, the Company issued 1,000,000 shares at $20.875 per share to a private investor for cash of $20,875,000. At
April 24, 2000, this investor has reported total holdings of approximately 22.35% of the Company's outstanding Common Stock.

Options and warrants to purchase 5,426,972 shares of Common Stock at a range of $1.19 to $27.63 per share were outstanding at April
2, 2000. These options and warrants expire on various dates from July 11, 2000 to March 13, 2010.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

3.  Comprehensive Income

The following table details "Comprehensive Income" as defined in Statement of Financial Standards ("SFAS") No. 130 for the three month period ended April 2, 2000 and April 4, 1999.

                                                Three Months Ended
                                               4/2/00         4/4/99
Net income                                   $  3,761       $  2,409
Other comprehensive income/(expenses):
     Net unrealized investment loss               (59)           (30)
     Foreign currency translation adjustment     (140)            36

Comprehensive net income                     $  3,562       $  2,415


4.  Inventories

Inventories are carried at the lower of actual cost or market and
cost   is   accounted  for  on  the  first-in  first-out   (FIFO)
basis.  The components of inventories are as follows:

                                     April 2, 2000    January 2, 2000

     Finished goods                  $3,310,000         $2,858,000
     Work in process                    455,000            479,000
     Raw materials                    1,989,000          2,594,000
     Supplies                           149,000            187,000
                                     $5,903,000         $6,118,000

5.  Supplemental Disclosure of Cash Flow Information

                                              Three Months Ended:
                                             4/2/00         4/4/99

     Cash paid during the year for interest  $128,000       $207,000

6.  Legal Proceedings

On April 11, 2000 the Company reached an agreement with the Foxmeyer Bankruptcy Trustee whereby the preference claim against the Company was fully discharged, subject to the approval of the Bankruptcy Court. The Company paid no funds to the Bankruptcy Trustee in exchange for this discharge.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

7.  Geographic Segment Data

The Company's biopharmaceutical operations are classified into two geographic areas: Domestic (United States) and International (primarily Western Europe and Canada). Financial data (in thousands of dollars) for the three months of 2000 and 1999 is as follows:


Quarter Ended April 2, 2000
                                      Domestic   International    Total
Sales to unaffiliated customers      $ 17,326    $ 4,626       $ 21,952
Interest, investment and other income   1,758         --          1,758

     Total revenue                   $ 19,084    $ 4,626       $ 23,710

Net income                           $  3,306    $   455       $  3,761

Identifiable assets at
April 2, 2000                        $111,735    $ 4,642       $116,377

Quarter Ended April 4, 1999
                                      Domestic   International    Total
Sales to unaffiliated customers      $ 15,666    $ 3,675       $ 19,341
Interest, investment and other income   1,387         --          1,387

     Total revenue                   $ 17,053    $ 3,675       $ 20,728

Net income                           $  2,241    $   168       $  2,409

Identifiable assets at
April 4, 1999                        $ 87,640    $ 5,030       $ 92,670


8.  Major Customer Revenue Data

In the United States, the Company sells ABELCET(R) primarily to national and regional wholesalers who in turn re-sell the product to hospitals and other service providers. Internationally, sales are primarily made directly to marketing partners pursuant to marketing/distribution agreements with the Company who then re-sell the product to hospitals.

For the three months ended April 2, 2000 and April 4, 1999 sales to wholesalers or other customers in excess of 10% of the Company's product revenues in any period were as follows:

                    Three Months Ended
               April 2, 2000     April 4, 1999
Customer A         19%               32%
Customer B         19%               24%
Customer C         15%               16%
Customer D         13%               15%

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Risk Factors." All period references are to the Company's three month periods ended April 2, 2000 and April 4, 1999 and the fiscal year ended January 2, 2000, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's 1999 Form 10-K and from time-to-time the Company's other filings with the Securities and Exchange Commission.

Merger with Elan Corporation, plc

On March 6, 2000 the Company announced that it has entered into a definitive merger agreement under which Elan Corporation, plc ("Elan") will acquire the Company. Under the terms of the agreement, Elan will acquire all of the Company's outstanding stock in a tax-free, stock-for-stock transaction. The Company's shareholders will receive 0.3850 of an Elan ADS for each share of The Liposome Company stock. Based on the closing price of Elan ADS's on March 3, 2000 of $39.6875, the transaction has a value
of   $15.28  per  Company  share  and  an  aggregate   value   of
approximately $575 million, including options and warrants and adjusting for net cash on the Company's balance sheet and before the contingent payment described below. Elan may make a cash payment to the Company shareholders of up to $98 million, contingent partly on both the approval of MYOCET(TM) (formerly known as EVACET(TM)) for the European Union, and obtaining price approvals in the U.K. and Germany by March 31, 2001, and partly on MYOCET(TM) reaching certain sales milestones outside the U.S. Elan has also entered into an agreement with Ross Financial Corporation, the Company's major shareholder, to vote in favor of
the   transaction.  The  transaction  is  subject  to  regulatory approvals and to the Company's shareholders' approval. A proxy statement, which describes the proposed merger, merger agreement, related Elan stock issuance and the issuance of contingent value
rights,   was  mailed  on  April  14,  2000,  to  the   Company's
stockholders of record on March 29, 2000. A special meeting date for the Company's stockholders to vote on the proposed merger was set for May 12, 2000.

Overview

The Liposome Company, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacturing and marketing of proprietary lipid- and lipid-based pharmaceuticals, primarily for the treatment of cancer and other related life-threatening illnesses. ABELCET(R) (Amphotericin B Lipid Complex Injection), the Company's first commercialized product, has been approved for marketing for certain indications in the United States and 25 foreign markets and is the subject of marketing application filings in several other countries. In the United States, ABELCET(R) has been approved for the treatment of invasive fungal infections in patients who are refractory to or intolerant of conventional amphotericin B therapy. International approvals have been received for primary and/or refractory treatment of these infections. Currently all product sales are derived from ABELCET(R).

The Company markets ABELCET(R), its sole marketed product, in the U.S. and Canada, with its own sales force. For other countries, the Company's strategy is to market ABELCET(R) through marketing
partners.   Specific marketing partnerships are determined  on  a
country-by-country basis. In addition, sales are realized on a "named patient" basis in certain countries where marketing approvals have not yet been received. On August 31, 1999, the Company received approval from the U.S.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview (Continued)

Food and Drug Administration ("FDA") for a new 50 milligram vial size of ABELCET(R), which was launched in late September 1999. The 50 milligram vial is also available in the UK and Spain, with
applications   pending   in  additional  countries.   Previously,
ABELCET(R) was only available in the 100 milligram vial size. The 50 milligram vial is expected to provide economies in dosing for hospitals, particularly for pediatric patients.

The Company is developing MYOCET(TM), liposomal doxorubicin, as a treatment for metastatic breast cancer and potentially other cancers. The Company filed a New Drug Application ("NDA") for MYOCET(TM) with the FDA in December 1998. The Company has also filed for marketing clearance of MYOCET(TM) in the European Union and Canada in June 1999 and July 1999, respectively, and anticipates a decision on the European and Canadian regulatory filings before the end of 2000. On September 16, 1999, the Oncologic Drugs Advisory Committee ("ODAC") to the FDA found that there was not sufficient evidence to recommend for approval the Company's NDA for MYOCET(TM) for the first-line treatment of metastatic breast cancer in combination with cyclophosphamide. After consulting with the FDA, the Company, on October 14, 1999, announced that it was withdrawing its original NDA for MYOCET(TM) and would submit additional analyses to the FDA. The Company completed further analyses of clinical data and provided them to the FDA in December 1999. The Company announced on February 3, 2000, that it had met with the FDA to discuss the additional analyses and based on those discussions, the Company believes that additional clinical data will be needed in order to obtain marketing clearance for MYOCET(TM) in the U.S. The Company intends to work with the FDA to define a role for MYOCET(TM) in the management of metastatic breast cancer and other cancers. There can be no assurance that the FDA will grant the Company marketing clearance for MYOCET(TM). On April 14, 2000 the Company announced that the
Committee  for  Proprietary  Medicinal  Products  ("CPMP"),   the
scientific committee of the European Agency for the Evaluation of Medicinal Products ("EMEA"), reached a positive opinion on the approval of MYOCET(TM) in combination with cyclophosphamide in the European Union* for the treatment of women with metastatic breast cancer. This favorable CPMP opinion now has to be endorsed by the European Commission before MYOCET(TM) receives final marketing authorization in this indication, which is anticpated before the end of 2000.

During August 1999, the Company announced it had entered into clinical trial collaborations with Aventis Pharmaceuticals, Inc. ("AP") (formerly Rhone-Poulenc Rorer Pharmaceuticals, Inc.) and Bristol-Myers Squibb ("BMS"). The clinical trial with AP is designed to evaluate the safety of MYOCET(TM) in combination with Taxotere(R) (docetaxel) for the treatment of metastatic breast cancer. The clinical trial collaboration with BMS is designed to evaluate the safety of MYOCET(TM) in combination with Taxol(R) (paclitaxel) for the treatment of patients with metastatic breast cancer. These studies commenced patient enrollment in the latter part of 1999. In August 1999, the Company also announced that it had initiated a clinical trial of MYOCET(TM) in combination with the monoclonal antibody Herceptin(R) (Trastuzumab). This clinical trial is designed to evaluate the safety and efficacy of MYOCET(TM) in combination with Herceptin(R) for the first-line treatment of metastatic or locally advanced breast cancer.

On December 9, 1999 the Company announced its participation in the New Jersey Technology Tax Transfer Program (the "Program"). The state of New Jersey has authorized the Company to sell $10 million in New Jersey State income tax benefits over the next several years. During the fourth quarter of 1999, the Company received $3,018,000 from the sale of $3,659,000 of its New Jersey State net operating loss carryforwards. These funds have been included as cash reserves with an offsetting deferred liability recorded. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey during the year 2000. Accordingly, the recognition of the tax benefit has been deferred until all conditions stipulated in the Program have been met.
                          Page 10 of 17

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview (Continued)

On October 20, 1999, The Liposome Company's Board of Directors enlarged the Board from 9 to 10 Directors and elected Kenneth E. Johns, Jr. to fill the open position. Mr. Johns is engaged in the private practice of law in Dallas, Texas and is a Special Assistant to the President of Ross Financial Corporation. Ross Financial Corporation is the Company's largest shareholder and owns approximately 22.35% of the Company's Common Stock.

On October 27, 1998 the Company announced that the FDA had cleared its Investigational New Drug application for TLC ELL-12 (liposomal ether lipid). A Phase I clinical trial has been designed to enroll adult patients with advanced solid tumors. Patient enrollment for this trial commenced in February 1999. The Company intends to open a second clinical site during the second quarter of 2000 in order to accrue additional patients in this clinical study.

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

On April 22, 1998 the Company announced it had entered into a three-year contract manufacturing agreement with AstraZeneca PLC ("Astra") (formerly Astra USA, Inc.). The Company is processing and packaging Astra's M.V.I.(R)-12 Unit Vial, an injectable multi-vitamin product used by severely ill, hospitalized patients in need of nutritional supplements. The product is processed and packaged at the Company's Indianapolis facility, taking advantage of its modern, large-scale capabilities. Under the terms of the agreement, Astra supplies bulk quantities of the vitamin product and the Company sterilizes, fills, packages and performs quality control on M.V.I.(R)-12 Unit Vial. In early 1999, the Company commenced manufacturing and recording revenues related to the Astra agreement.

Results of Operations

Revenues

      Three Months Ended April 2, 2000:

Total revenues for the three months ended April 2, 2000 were $23,710,000 an increase of $2,982,000 or 14.4% compared to
$20,728,000 for the quarter ended April 4, 1999. The primary components of revenues for the Company are product sales of ABELCET(R) and interest, investment and other income.

Net product sales of ABELCET(R) for the first quarter ended April 2, 2000 were $21,952,000 compared to $19,341,000 for the first quarter of 1999. The sales increase of $2,611,000 or 13.5%, is due primarily to higher U.S. and international sales volume and
improved  weighted  average pricing in  the  U.S.  market.   Unit
shipments of ABELCET(R) worldwide increased by 7.2% over the comparable prior year period.

Domestic sales in the first quarter of 2000 were $17,326,000, an increase of $1,660,000 or 10.6% from the comparable prior year period, while unit shipments increased 2.6%. Based on the latest independent market data available, ABELCET(R) continues to hold the largest share of the lipid based amphotericin B products sold in the U.S. During 1997, the Company instituted a tiered pricing
program  by  offering discounts to high volume  purchasers.   The
price reduction is affected by chargebacks

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations (Continued)

paid  to  wholesalers based on their sales at contract prices  to
targeted  hospitals.   The Company provides  a  reserve  for  the
impact on sales for rebates and chargebacks and periodically evaluates the estimates used in establishing the reserve. The
provision  for  the  three  months  ended  April  2,   2000   was
approximately $9,104,000. During September 1999, the Company received FDA marketing clearance and launched a new ABELCET(R) vial size (50-milligram). The Company expects that this new vial size will encourage more cost-effective utilization of ABELCET(R), particularly for pediatric patients.

International product sales were $4,626,000 in the first quarter of 2000 versus $3,675,000 in the first quarter of 1999, an increase  of  $951,000 or 25.9%, while unit volume  increased  by
26.8%.   The  increase in revenue is primarily  due  to  ABELCET(R)
sales growth in Europe.

Interest, investment and other income for the three months ended April 2, 2000 and April 4, 1999 were $1,758,000 and $1,387,000, respectively. The increase of $371,000 or 26.7% is primarily due to higher interest income, as a result of a significantly greater cash balance available for investment during the first quarter of 2000.

Expenses

-  Three Months Ended April 2, 2000:

The components of total expenses for the three months ended April 2, 2000 were cost of goods sold, research and development, selling, general and administrative and interest expense. Total expenses for the quarter ended April 2, 2000 were $19,689,000, an increase of $1,370,000 or 7.5% from the comparable prior year period.

Cost of goods sold for the quarter ended April 2, 2000 was $4,394,000 or $269,000 lower than the comparable prior year
period.   The decrease is attributable to lower production  costs
for ABELCET(R) resulting from manufacturing efficiencies at the Indianapolis manufacturing facility. Gross margin in the 2000 period was 80.0% compared to 75.9% in the 1999 period, an improvement of 4.1 percentage points. This improvement is due to lower manufacturing and distribution costs, combined with the effect of the increase in the weighted average selling price. These were partially offset by an increased royalty rate due to higher sales dollars.

Research and development expense was $6,099,000 for the first quarter of 2000, compared to $5,711,000 for the prior year period. The increase of $388,000 or 6.8% is primarily due to greater developmental activity particularly related to ELL-12.

Selling, general and administrative expenses for the quarter ended April 2, 2000 were $9,099,000 compared to $7,784,000 in the 1999 period. The major reason for the increase of $1,315,000 or 16.9% is due to the legal, accounting and investment banking costs associated with the Elan merger agreement and a retention program for the sales force.

Interest expense was $97,000 in the first quarter of 2000 and $161,000 in the first quarter of 1999. Interest expense is related to capital leases for the Princeton and Indianapolis manufacturing equipment. The decrease of $64,000 is related to the payoff of the mortgage on the Indianapolis land and building in the third quarter of 1999, as well as the overall reduction in the debt outstanding on capital leases.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Income Taxes

After 18 years of consecutive losses, the Company reported its first profitable year in 1999. Accordingly, the Company recorded provisions for Federal, state and foreign taxes of $790,000 and $260,000 for the full year 1999 and the first quarter of 2000, respectively. No tax provision was recorded in the first quarter of 1999, as there was no history of sustained profitability. The Company's effective tax rate for 1999 and the first quarter of 2000 was 5.7% and 6.6%, respectively, versus the U.S. and state blended statutory rate of approximately 40%. The relationship of the tax expense to income before taxes for both periods differs from the U.S. statutory rate primarily because of the utilization of previously fully valued net operating loss carryforwards, the tax treatment of foreign operations by foreign jurisdictions and Federal alternative minimum tax ("AMT") considerations. As the ultimate realization of the net deferred tax assets is uncertain, valuation allowances have been retained. Contingent upon the achievement of profitability for two consecutive years, management will recognize the tax benefit in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

Net Income and Net Income per Share

Net income for the first quarter of 2000 was $3,761,000 or $0.10 per share (basic) and $0.09 per share (diluted) compared to a net income of $2,409,000 or $0.06 per share (basic and diluted) for the first quarter of 1999. Weighted average shares used in the basic per share calculations were 39,377,000, and 38,378,000, respectively. The increase of 999,000 shares from 1999 to 2000 was attributable to the exercise of stock options. Weighted average shares used in the diluted per share calculations were 40,747,000, and 40,025,000, respectively. The increase of 722,000 shares from 1999 to 2000 was attributable to the exercise of stock options, partially offset by the reduction in the contingently issuable shares.

Liquidity and Capital Resources

The Company had $82,694,000 in cash and marketable securities as of April 2, 2000. Included in this amount were cash and cash equivalents of $45,239,000, short-term investments of $31,941,000 and restricted cash of $5,514,000. The Company invests its cash reserves in a diversified portfolio of high-grade corporate marketable and United States Government-backed securities. The market value of certain securities in the Company's investment portfolio at January 2, 2000 was below their acquisition cost. This unrealized loss of $492,000 is recorded as a reduction of shareholders' equity.

Cash and marketable securities (both short-term and restricted cash) increased $5,831,000 from January 2, 2000 to April 2, 2000. The primary components of the favorable impact were cash flow from operations (net income plus depreciation, amortization and other non-cash charges) of $5,244,000, and the exercise of stock options of $3,067,000. The major uses of funds were the payments of accounts payable of $1,584,000, a higher accounts receivable balance, net of an increase in the allowance of $865,000, and the repayments on the capital leases of $552,000.

Inventories at April 2, 2000 are less than January 2, 2000 by approximately $215,000. The major reason for the reduction is the draw down of the strategic inventory build which occurred during 1999 in accordance with the Company's Y2K preparation.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Accounts payable, accrued expenses and other current liabilities at April 2, 2000 were $11,589,000 or $913,000 lower than January
2, 2000. The decrease is primarily due to the payment of amounts accrued at the end of 1999.

Deferred liability at April 2, 2000 was $3,018,000, which was recorded in the fourth quarter of 1999. This balance reflects the receipt of proceeds from the sale of New Jersey State net operating loss carryforwards at the end of 1999. These funds have been included as cash reserves in 1999, with an offsetting deferred liability recorded.

In July 1993, the Company entered into a capitalized lease financing agreement for certain manufacturing equipment providing for an initial lease term followed by options to extend the lease, or to return or purchase the equipment. In December 1996, the agreement was amended to include an additional $6,101,000 of manufacturing equipment. In November 1997 and January 1998, the Company exercised its options to purchase certain manufacturing equipment under the original 1993 lease for $1,583,000 and $495,000, respectively. These amounts have been re-financed as a capital lease obligation under the lease agreement for a three-year period. The lease is collateralized by $4,122,000 in standby letters of credit which are in return collateralized by AAA rated securities owned by the Company. Pursuant to the December 1996 lease amendment, the Company is required to maintain a minimum
balance   of  $25,000,000  in  cash  and  marketable  securities,
including those securities collateralizing the letters of credit.
As   part   of  the  agreement  to  repurchase  the  development,
manufacturing and marketing rights to MYOCET(TM) , the Company obtained from Pfizer a credit line of up to $10,000,000 to continue  the  development of MYOCET(TM). To the  extent  that  any
funding   is  actually  used  by  the  Company,  the  outstanding
principal and interest would be repayable on the earlier of 180 days after FDA clearance to market MYOCET(TM) or in twenty quarterly installments commencing July 14, 2002. Pfizer at its option may elect to receive payment in the form of shares of Common Stock.
At April 2, 2000,  there were no borrowings under this facility.

Certain Risk Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act  of  1934,  and the Company intends that such forward-looking
statements    be   subject   to   the   safe   harbors    created
thereby. Examples of these forward-looking statements include, but are not limited to, (i) the progress of clinical trials and preclinical studies regarding MYOCET(TM), TLC ELL-12 and other products in the Company's research pipeline, (ii) the ability of ABELCET(R) to maintain its position as the leading lipid-based formulation of amphotericin B in the U.S., (iii) the likelihood of future domestic and international regulatory approvals for MYOCET(TM) or any other product in the research pipeline, (iv) the expansion of sales efforts regarding ABELCET(R) in additional countries where the drug is not currently approved, (v) possible new licensing or contract manufacturing agreements, (vi) future product revenues from ABELCET(R), MYOCET(TM) or any other product in the research pipeline, (vii) the future uses of capital, and financial needs of the Company, (viii) continued manufacturing efficiencies and other benefits to be realized from use of the Indianapolis facility. While these statements are made by the Company based on management's current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary. In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the text and the financial statements and their accompanying footnotes in this Report.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Certain Risk Factors (Continued)

Among these factors and assumptions that could affect the forward-looking statements in this Report are the following: (a) the commercialization of ABELCET(R), the Company's sole marketed product, is still ongoing and is subject to intense competition;
(b) the Company's other products are in development and have not yet received regulatory approvals for sale, and it is difficult to predict when such approvals will be received and, if approved, whether the products can be successfully commercialized; (c) competitors of the Company have developed and are developing products that are competitive with the Company's products; (d) the rate of sales of the Company's products could be affected by regulatory actions, decisions by government health administration authorities or private health coverage insurers as to the level of reimbursement for the Company's products; (e) risks associated with international sales, such as currency exchange rates,
currency   controls,  tariffs,  duties,  taxes,  export   license
requirements   and  foreign  regulations;  (f)  the   levels   of
protection   afforded  by  the  Company's   patents   and   other
proprietary rights is uncertain and may be challenged; and (g) except for 1999, the Company has incurred losses in each year since its inception in 1981 and there can be no assurance of profitability in any future period.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES

          PART II -    OTHER INFORMATION

          ITEM 1.      Legal Proceedings

          On April 11, 2000 the Company reached an agreement with the Foxmeyer Bankruptcy Trustee whereby the preference claim against the Company was fully discharged, subject to the approval of the Bankruptcy Court. The Company paid no funds to the Bankruptcy Trustee in exchange for this discharge.

          The Company is currently a party to various legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

          ITEM 6.     Exhibits and Reports on Form 8K

          (a)  Exhibits

               27     Financial Data Schedule

          (b)  Reports on Form 8-K

               A Form 8-K was filed by the Company on March 8, 2000 regarding the merger with Elan Corporation, plc.

               A  Form  8-K  was  filed by the Company on  April  14,  2000
               regarding  the  recommended  approval  of  MYOCET(TM) by   the
               European Committee for Proprietary Medicinal Products and the special meeting of stockholders to be held on May 12, 2000 in connection with the proposed merger with Elan Corporation, plc.

           THE LIPOSOME COMPANY, INC. AND SUBSIDIARIES


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2000
                                 THE LIPOSOME COMPANY, INC.


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